Form 10-Q
period 1999-09-30
WAREFORCE COM INC
filed 1999-12-27
CIK 1022901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File Number    333-82327


                               WAREFORCE.COM, INC.
             (Exact name of registrant as specified in its charter)


   State or other jurisdiction of                   I.R.S. Employer I. D.
incorporation or organization: Delaware             Number:  87-0542988

2281 Rosecrans Ave., Suite 155
El Segundo, California                                        90245
(Address of principal executive offices)                   (ZIP CODE)

Registrant's telephone number, including area code: (310) 725-5555

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [ ] NO [X]

As of December 27, 1999, 10,831,948 shares of Common Stock of the Registrant were issued and outstanding.

--------------------------------------------------------------------------------
INDEX

WAREFORCE.COM, INC.


PART I   FINANCIAL INFORMATION                                             Page
------   ---------------------                                             ----
Item 1   Financial Statements

          Condensed Consolidated Balance Sheets - September 30, 1999
          and December 31, 1998                                              3

          Condensed Consolidated Statements of Operations - Three and
          nine months ended September 30, 1999 and September 30, 1998
          Condensed Consolidated Statements of Cash Flows - Nine months
          ended September 30, 1999, and September 30, 1998.                4 & 5

          Notes to Condensed Consolidated Financial Statements -
          September 30, 1999                                                 6

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         11


PART II   OTHER INFORMATION                                                 19
-------   ---------------------

                      WAREFORCE.COM, INC. AND SUBSIDIARIES
                          CONSOLIDATED  BALANCE SHEETS


                                                           September 30, 1999  December 31, 1998
                                                              (unaudited)
                                                           -------------------------------------

ASSETS
CURRENT ASSETS:
Cash & Cash Equivalents                                      $  1,578,101       $    817,721
Marketable securities                                              76,022             41,890
Trade receivables, net                                         22,085,193         19,753,622
Net investment in sales-type leases                             1,249,160                  -
Other receivables                                               1,384,459            280,827
Inventories                                                     4,747,410          1,813,543
Prepaid expenses                                                  287,468            225,952
Income Taxes Receivable                                           253,037            237,000
Deferred tax assets                                               616,133            631,000

                                                             -------------------------------
          Total current assets                                 32,276,983         23,801,555

PROPERTY AND EQUIPMENT, net                                     1,977,324          1,127,495

OTHER ASSETS                                                       77,120             97,723

GOODWILL, net of amortization of $136,039 at                    4,236,974          2,701,731
December 31,1998 and $581,416 at September 30,
1999
                                                             -------------------------------
     Total assets                                            $ 38,568,401       $ 27,728,504
                                                             ===============================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit                                               $ 15,160,589       $ 10,923,414
Accounts payable                                               16,898,600         14,340,586
Accrued expenses                                                  929,098            901,887
Sales Taxes Payable                                               659,934            670,408
Current portion of long -  term debt                              816,028              6,637
Customer deposits                                               2,237,985            660,559
                                                             -------------------------------
   Total current liabilities                                   36,702,234         27,503,491

Long - term debt, less current portion                            732,825              6,173
                                                             -------------------------------
          Total liabilities                                    37,435,059         27,509,664
                                                             -------------------------------
Minority Interest                                                (131,545)              --

STOCKHOLDERS' EQUITY
Preferred stock,$.001 par value,
5,000,000 shares authorized,
none issued, or outstanding                                          --                 --

Common stock, $.001 par value, 50,000,000 authorized,
10,135,000 and 10,831,948 shares issued and outstanding
as of December 31, 1998 and September 30, 1999
respectively                                                       10,832             10,135
Additional paid in capital                                     12,183,544          9,544,241
Stock                                                                --               20,000
Subscription
Unrealized loss on marketable  Securities                            --              (20,783)
Notes receivable and advances
to stockholder                                                 (3,375,600)        (3,375,600)
Accumulated deficit                                            (7,553,889)        (5,959,153)
                                                             -------------------------------
 Total stockholders' equity                                     1,264,887            218,840
                                                             -------------------------------
Total liabilities and
 Stockholders' equity                                        $ 38,568,401       $ 27,728,504
                                                             ===============================

                               WAREFORCE.COM, INC
                       Consolidated Results of Operations
                                  (Unaudited)


                            Three month's ended                 Nine month's ended
                          ---------------------------       ---------------------------
                           9/30/1999        9/30/1998        9/30/1999        9/30/1998
                           ---------        ---------        ---------        ---------
Net Sales                 $ 37,473,644    $  19,336,331    $ 108,270,776     $ 54,259,063
Cost of Sales               32,989,134       17,251,740       95,573,534       48,943,794
                         -------------    -------------    -------------    -------------
Gross Profit                 4,484,510        2,084,591       12,697,242        5,315,269

Selling, General &
Administrative               5,478,145        2,717,728       13,776,210        6,702,487
                         -------------    -------------    -------------    -------------
Operating Loss                (993,635)        (633,137)      (1,078,968)      (1,387,218)

Interest Expense               177,095          270,961          493,079          503,861
Other (Income) Expense         (39,110)          (5,274)          22,689          846,036
                         -------------    -------------    -------------    -------------
Loss Before Taxes           (1,131,620)        (898,824)      (1,594,736)      (2,737,115)
Provision (Benefit)
 for Taxes                        --           (175,900)            --           (533,769)
                         -------------    -------------    -------------    -------------
Net Loss                 ($  1,131,620)   ($    722,924)   ($  1,594,736)   ($  2,203,346)
                         =============    =============    =============    =============

Earnings Per Share

 Basic and Diluted
   Loss Per Share               ($0.10)          ($0.09)          ($0.15)          ($0.28)

Weighted Average
 Number of Common
 Shares Outstanding         10,831,948        8,490,629       10,721,421        7,949,171


                               WAREFORCE.COM, INC.
                      Consolidated Statements of Cash Flows
                      Nine Months Ended September 30, 1999
                                   (Unaudited)


Operating Activities                                                        1999          1998
                                                                      ----------------------------
Net loss                                                               $(1,594,736)   $(2,203,346)
Adjustments to reconcile net loss to net cash used in
operating activities:
            Depreciation and amortization                                  914,909        221,054
            Realized gain (loss) on investments                              7,954        (36,426)
            Provision for bad debts                                         78,999         74,997
            Deferred tax benefit                                            14,867       (542,245)
            Stock issued for compensation                                     --          124,376
            Minority Interest                                             (131,545)          --

Changes in operating assets and liabilities:
            Accounts receivable                                         (1,140,915)     1,713,694
            Net investment in sales type leases                             20,637           --
            Other receivables                                           (1,103,631)       885,275
            Inventory                                                   (2,442,656)     2,250,201
            Prepaid expenses                                                 8,680       (157,095)
            Income Tax Receivable                                          (21,116)         9,850
            Other assets                                                    20,603        (57,295)
            Accounts payable                                             1,713,126     (4,864,630)
            Accrued expenses                                             1,016,964         16,029
                                                                      ----------------------------
                      Net cash used in operating activities             (2,637,860)    (2,565,561)
                                                                      ----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of property and equipment                            (862,448)      (438,352)
            Proceeds from sale of marketable securities                    (21,304)      (178,952)
            Purchase of CY Investment Inc. (dba Impres Technology)            --       (3,000,000)
            Purchase of Kennsco                                           (750,000)          --
                                                                      ----------------------------
                      Net cash used in investing activities             (1,633,752)    (3,617,304)
                                                                      ----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
            Net borrowings on line of credit                             3,359,594      2,116,750
            Long term debt borrowings & repayments                        (605,506)        13,479
            Notes receivable and advances to shareholders                     --       (2,293,768)
            Proceeds from issuance of common stock                       2,197,500         20,000
            Proceeds from convertible debt                                    --        6,000,000
                                                                      ----------------------------
                      Net cash provided by financing activities          4,951,588      5,856,461
                                                                      ----------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       679,976       (326,404)

CASH ACQUIRED IN ACQUISITION                                                80,404        115,086

CASH AND CASH EQUIVALENTS, beginning of year                               817,721        383,188
                                                                      ============================
CASH AND CASH EQUIVALENTS, end of period                               $ 1,578,101    $   171,870
                                                                      ============================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
            Income taxes                                                      --             --
            Interest                                                   $   493,079    $   560,293

Non-cash Financing Activities
            Conversion of debt into common stock                       $   250,000    $ 6,000,000
            Stock issued for acquisition of uMember                    $   172,500

WAREFORCE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND GENERAL INFORMATION

     In our management's opinion, the unaudited condensed consolidated balance sheet of Warforce.com at September 30, 1999, and the unaudited condensed statements of operations and unaudited condensed consolidated statements of cash flows for the interim periods ended September 1999 and 1998 include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present these financial statements.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. You should read these condensed statements in conjunction with our most recent S-1 filing with the SEC.

     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates in these financial statements include allowances for uncollectible accounts receivable, unreimbursed product returns and net realizable value of rebates. Actual results could differ from those estimates.

     During 1998 and 1999, we concentrated on expanding our sales and developing our administrative and sales infrastructure. As a result, for the nine months ended September 30, 1999, we had a working capital deficit of $4,425,251 and a net loss of $1,594,736. For the year ended December 31, 1998, the working capital deficit was $3,701,936 with a net loss of $3,189,592. To continue to progress on our business plan, we plan to raise additional working capital through private offerings of equity. Our management believes that funds on hand, available on line of credit and raised in private placements subsequent to September 30, 1999, will be sufficient to fund its needs through at least September 30, 2000. We cannot assure you that we will obtain sufficient funds to execute its business plan or generate positive operating results. In 1999, we raised $2,160,000 in private placements.

     This Form 10-Q contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. You should not regard their inclusion as a representation by us that the objectives or plans will be achieved. Factors that might cause such a difference include, but are not limited to, competitive, technological, financial and business challenges making it more difficult than expected to continue to sell information technology products and services. We may be unable to retain existing key sales, technical and management personnel; there may be other material adverse changes in the information technology industry or in our operations or business, and any or all of these factors may affect our ability to continue our current rate of sales growth or may result in lower sales volume than currently experienced.

     Certain important factors affecting the forward-looking statements made herein include, but are not limited to (I) A significant portion of our sales continuing to be to certain large customers, (II) Continued dependence by us on certain distributors, (III) Continued downward pricing pressures in the information technology market, (IV) Quarterly fluctuations in results (V) Seasonal patterns of sales and client buying behaviors (VI) Changing economic influences in the industry (VII) The development by competitors of new or superior delivery technologies or entry in the market by new competitors (VIII) Our dependence on key personnel, and potential influence by executive officers and principal stockholders (IX) Volatility of the company's stock price (X) Delays in the receipt of orders or in the shipment of products (XI) Any delay in execution and implementation of our system development plans (XII) Planned or unplanned changes in the quantity and/or quality of the suppliers available for the company's products (XIII) Changes in the costs or availability of products
(XIV) Interruptions in transport or distribution (XV) General business conditions in the economy (XVI) Inability to raise additional private or public capital necessary for development of the Internet business to that of a profitable enterprise.

     Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects. They are therefore susceptible to interpretations and periodic revisions. These interpretations and revisions may be based on actual experience and business developments and their impact may cause us to alter our marketing, capital expenditure or other budgets.

This may in turn affect our business, financial position, results of operations and cash flows. Therefore, you should not place undue reliance on forward-looking statements contained in this 10-Q. You should also consider the other risks more fully detailed in our most recent S-1 filing.

NOTE 2 - BASIC NET LOSS PER SHARE

     Basic loss per share in the accompanying consolidated financial statements is calculated in accordance with SFAS No. 128. SFAS No. 128 requires that basic earnings per share be calculated on weighted average number of common shares outstanding for the period without giving effect to outstanding common share equivalents on weighted average number of common shares outstanding.

     During a loss period the assumed exercise of in the money stock options has an anti dilutive effect. There were no in the money options at September 30, 1999. Additionally, out of the money options to purchase approximately 604,233 and 401,483 shares of common stock were outstanding during the nine months ended September 30, 1999 and 1998, respectively.



                                       Three Months Ended                   Nine Months Ended
                                       September 30, 1999                   September 30, 1999

                                                            EPS                                      EPS
                             Net Loss         Shares      Amount     Net Loss         Shares       Amount
                           --------------------------------------    -------------------------------------
Basic EPS                  ($1,131,620)     10,831,948     ($0.10)  ($1,594,736)     10,721,421     ($0.15)
Common Stock Equivalents             -               -          -             -               -          -
                           --------------------------------------    -------------------------------------
Diluted EPS                ($1,131,620)     10,831,948     ($0.10)  ($1,594,736)     10,721,421     ($0.15)
                           ======================================    ======================================

NOTE 3 - SEGMENT REPORTING

     We have adopted the disclosure requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related information." SFAS No. 131 establishes standards for additional disclosure about operating segments for interim and annual financial statements. This standard requires us to disclose financial and descriptive information for segments whose operating results are reviewed by our chief operating decision maker for decisions on resource allocation. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

     We operate predominately in a single industry segment as a reseller of computer-based technology products and services. Based on geographic location, we have three principal segments. These geographic segments are 1) West Coast,
2) Mid West, and 3) East Coast. Our chief operating decision maker manages and reviews the results of these regions at the revenue, gross margin and income
(loss) form operations level. The total assets at each region are insignificant and therefore, are not allocated. The accounting policies of the segments are the same as those described in Note 2 - Summary of Significant Accounting Policies to the audited financial statements included in our Form S-1 filed with the SEC on November 12, 1999.

                                SEGMENT REPORTING

Financial information by geographic segment as follows:

For the three months ended September 30, 1999

                                                                                                        Corporate
                                                     West Coast        Mid-West        East Coast       Expeenses      Consolidated
                                                     ----------        --------        ----------       ---------      ------------
Revenue                                             33,547,703       3,449,835          476,106             --           37,473,644
Gross Profit                                         3,412,336       1,036,983           35,191             --            4,484,510
Expenses                                             2,200,965       1,167,712          109,986        1,999,482          5,478,145
Income (Loss) from Operations                        1,211,371        (130,729)         (74,795)      (1,999,482)          (993,635)


For the three months ended September 30, 1998

                                                                                                        Corporate
                                                     West Coast        Mid-West        East Coast       Expeenses      Consolidated
                                                     ----------        --------        ----------       ---------      ------------
Revenue                                             18,588,209               -          748,122             --           19,336,331
Gross Profit                                         1,971,299               -          113,292             --            2,084,591
Expenses                                             1,136,965               -          117,549        1,463,214          2,717,728
Income (Loss) from Operations                          834,334               -           (4,257)      (1,463,214)          (633,137)


For the nine months ended September 30, 1999

                                                                                                        Corporate
                                                     West Coast        Mid-West        East Coast       Expeenses      Consolidated
                                                     ----------        --------        ----------       ---------      ------------
Revenue                                              98,550,995       7,681,789         2,037,992            -         108,270,776
Gross Profit                                          9,980,144       2,463,746           253,352            -          12,697,242
Expenses                                              5,534,111       2,471,005           259,621         5,511,473     13,776,210
Income (Loss) from Operations                         4,446,033          (7,259)           (6,269)       (5,511,473)    (1,078,968)

For the nine months ended September 30, 1998

                                                                                                        Corporate
                                                     West Coast        Mid-West        East Coast       Expeenses      Consolidated
                                                     ----------        --------        ----------       ---------      ------------
Revenue                                              52,850,528            -             1,408,535            -          54,259,063
Gross Profit                                          5,106,296            -               208,973            -           5,315,269
Expenses                                              2,608,521            -               318,586         3,775,380      6,702,487
Income (Loss) from Operations                         2,497,775            -              (109,613)       (3,775,380)    (1,387,218)

NOTE 4 - CONSOLIDATED PROFORMA STATEMENTS OF OPERATIONS

     In August 1998, we acquired the stock of CY for $3 million in cash. The transaction was accounted for under the purchase method of accounting.

     In March 1999 certain assets and liabilities of Kennsco were acquired for $750,000 in cash and a note for $250,000, payable in our common stock. The note was converted into 51,948 shares of our common stock based on its closing price on May 19, 1999 of $4.8125 per share as quoted on the NASD Electronic Bulletin Board. The transaction was accounted for under the purchase method of accounting.

     In April 1999 we exchanged 30,000 shares of our common stock for a 70% interest in uMember, a start up entity. The transaction was valued at $5.75 per share, the fair market value on the date that the shares were issued as determined by the closing price of our common stock as quoted on the NASD Electronic Bulletin Board. As there were no assets or liabilities on the date of our investment, the entire purchase price was allocated to goodwill.

     Prices of the CY, Kennsco and uMember acquisitions were all determined based on arms-length negotiations between the parties.

     The pro forma effect on our statement of operations had the acquisitions taken place January 1, 1998 would have been as follows:

                                               Nine Months Ended
                                                  September 30
                                       -------------------------------
                                             1999              1998
                                       -------------      ------------
Revenue                                $ 112,451,710      $ 113,084,025

Loss from Operations                        (938,874)        (1,738,577)

Net Loss                                 ($1,527,612)       ($3,607,439)

Basic & Diluted Net Loss Per Share           ($ 0.14)          ($  0.45)

Weighted Average Number of Common
Shares Outstanding                        10,763,614          8,031,119

NOTE 5 - SUBSEQUENT EVENTS

     In November 1999, our CEO and largest shareholder, Orie Rechtman, agreed to pledge 3 million of his shares as collateral for a loan for working capital for uMember. Oxford International, Inc., an investment services firm, has tentatively agreed to lend up to fifty percent of the value (as quoted on the National Association of Securities Dealers Electronic Bulletin Board on the date of loan closing) of the pledged shares. We are currently in the process of closing this loan. We anticipate that closing, should it occur, will be before January 7, 2000. However, we have no assurance that this loan will close. If it does not, we will need to seek alternate sources of funds for uMember's immediate and long-term financing needs. We are currently investigating such funding sources but have no commitments for funding in place. Both uMember and us will be detrimentally impacted it we cannot find funding.

ITEM 2
MANAGEMENT DISCUSSION & ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
OPERATIONS

The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Forward-looking information provided by Wareforce pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

The following table sets forth certain financial data as a percentage of sales for the periods indicated:

                                     Three month's ended           Nine month's ended
                                    ------------------------    ----------------------
                                    09/30/1999    09/30/1998    09/30/1999  09/30/1998
                                    ----------    ----------    ----------  ----------
Net Sales                              100.0%        100.0%       100.0%        100.0%
Cost of Sales                           88.0%         89.2%        88.3%         90.2%
                                       -----         -----        -----         -----
Gross Profit                            12.0%         10.8%        11.7%          9.8%

Selling, General & Administrative       14.6%         14.1%        12.7%         12.4%
                                       -----         -----        -----         -----
Operating Income(Loss)                  (2.6)%        (3.3)%       (1.0)%        (2.6)%

Interest Expense                         0.5%          1.4%         0.5%          0.9%
Other (Income)Expense                   (0.1)%        (0.1)%        0.0%          1.5%
                                       -----         -----        -----         -----
Income(Loss) Before Taxes               (3.0)%        (4.6)%       (1.5)%        (5.0)%
Provision(Credit) for Taxes               -           (0.9)%          -          (0.9)%
                                       =====         =====        =====         =====
Net Income(Loss)                        (3.0)%        (3.7)%       (1.5)%        (4.1)%
                                       =====         =====        =====         =====

     Comparison of the third quarter and nine months ended September 30,1999 and 1998.

     NET SALES. During the third quarter of 1999 net sales were $37.5 million compared to $19.3 million for the comparable period in 1998. This is an increase of $18.2 million or 93.8%. This was attributable to the acquisition of CY in September 1998 and Kennsco in March 1999. CY added $19.1 million in the quarter ended September 30, 1999, versus $4.4 million for the quarter ended September 30, 1998, which represented only one month's activity for that quarter. Kennsco added $3.5 million in the quarter just concluded. Wareforce sales decreased slightly.

     Net sales for the nine months ended September 30, 1999, increased $54.0 million, or 99.5%, to $108.3 million from $54.3 million for the same period in 1998. The acquisitions of CY and Kennsco added $46.3 million and $7.7 million, respectively. Wareforce sales during this period remained flat.

     GROSS PROFIT. As a percentage of net sales our gross margin increased to 12% from 10.8% for the comparable period in 1998. The primary factor contributing to this 1.2% increase is our continued focus on expanding our technical services capabilities, which provide higher margins. Kennsco contributed 1.8% to the overall consolidated margin, which was offset by a reduction of .6% in the CY/Wareforce business.

     During the nine months ended September 30, 1999 the gross margin as a percentage of sales increased to 11.7% from 9.8% for the comparable period in 1998. Contributing significantly to this increase of 1.9% was the Kennsco acquisition, adding 1.5%, while the CY/Wareforce business added .4%.

     SELLING, GENERAL, & ADMINISTRATIVE EXPENSES. During the third quarter of 1999 selling, general and administrative expenses were $5.5 million compared to $2.7 million for the comparable period in 1998. This is an increase of $2.8 million. The acquisitions of CY and Kennsco added $800,000 and $1.2 million respectively. In addition, the majority interest acquired in uMember in March 1999 added another $300,000. The remaining increase of $500,000 was attributable to Wareforce. The latter was due to an increase in our bad debt reserve of $250,000, while the remainder was attributable to our efforts to support our becoming a public company and other expenses to enhance our technical services capabilities. As a percentage of net sales, selling general and administrative expenses increased to 14.6% from 14.1% on a consolidated basis.

     For the nine-month period, selling, general, and administrative expenses increased $7.1 million, or 105.5% to $13.8 million, from $6.7 million in the comparable period in 1998.

     In absolute terms the $7.1 million increase was primarily due to the acquisitions mentioned above. CY contributed $3.2 million, Kennsco contributed $2.5 million, and uMember contributed $400,000. Wareforce added $1.0 million for some of the aforementioned reasons and the necessity to build and maintain the infrastructure in order to support the additional revenues created by the acquisitions. As a percentage of net sales, selling, general, and administrative expenses increased slightly to 12.7% from 12.4% on a consolidated basis. However, CY/Wareforce selling, general, and administrative expenses decreased by 1.6% during this period. This was offset by 1.9% due to the acquisitions of Kennsco and uMember.

     INTEREST EXPENSE. Interest expense decreased in the three months and nine months ended September 30, 1999 over the same periods in 1998 by $94,000 and $11,000 respectively. Through the refinancing of our credit line in August 1998 with a more favorable interest rate, a reduction in the prime rate, and better cash management, we were able to reduce our interest expense.

     OTHER INCOME/EXPENSES. Other income increased slightly during the three months ended September 30, 1999, over the same period in 1998. On a nine-month basis other expenses in the 1998 period included over $800,000 of one-time expenses associated with the raising of $6.0 million in financing. There are no such charges in 1999.

Liquidity and Capital Resources

         From inception through 1997, operations have been financed primarily through credit from vendors and manufacturers as well as from traditional revolving credit lines that are maintained with various financing companies. Beginning in 1998, we began obtaining outside financing through the private placements of convertible, subordinated debt and equity. In March 1998, we issued $6 million of 12% convertible, subordinated debentures. By June 1998 the debenture holders had converted their entire debentures into $6 million of equity. In early 1999, we raised an additional $2.4 million as part of a $4 million private equity offering. In consultation with the placement agent, we have agreed to postpone raising the remaining $1.6 million of this equity placement until more favorable market conditions exist for its placement. Currently, we have a $30.0 million line of credit that was obtained on August 27, 1998 and expires on August 27, 2000 but may be renewed by mutual agreement through August 27, 2001. This line replaced a $15 million line we had with another lender.

     As of December 31, 1998, and September 1999 we had a working capital deficit of $(3.7) million and $(4.4.) million respectively. Our management believes that funds on hand and funds available through our credit line will be sufficient to fund our needs through at least September 30, 2000. We cannot assure you that we will obtain sufficient funds to execute our business plan or generate positive operating results. We anticipate that we will have negative cash flows for the foreseeable future as we aggressively seek additional mergers with, and acquisitions of, electronic commerce and technical services firms. We cannot assure you that we will not require additional funds over the next twelve months.

         The net cash flows used for operating activities totaled $2.6 million for the nine-month period ended September 30, 1999. This resulted from a net loss of $1.6 million for the period with an increase in accounts receivable and inventory of $1.2 million and $2.5 million, respectively partially offset by a decrease in accounts payable and accrued expenses of $2.7 million.

         Net cash flows used in investing activities for the nine month period ended September 30, 1999 was 1.6 million. Investing activity for this period included $750,000 used for the purchase of the assets of Kennsco and approximately $850,000 for the purchase of computer licenses and computer equipment for our internal use. A portion of this went for licenses to upgrade our internal systems to ones that are Year 2000 compliant. Net cash flows used in investing activities for the nine-month period ended September 30, 1998 totaled $3.6 million. Investing activity for this period included $3.0 million for the purchase of CY and approximately $640,000 for the purchase of equipment, primarily computer equipment for internal use.

     Net cash flows provided by financing activities for the nine-month period ended September 1999 was $5.0 million. The sources of this financing activity were our $2.2 million equity placement plus a net increase of $2.8 million in our outstanding borrowings. Net cash flows provided by financing activities for the nine-month period ended September 30, 1998 was $5.9 million. The primary source of this financing activity was the issuance of $6.0 in convertible debt which was subsequently converted to equity and an increase in our line of credit of $2 million partially offset by the $2 million lent to Mr. Rechtman for him to acquire the shares of Wareforce then-held by Ms. Gabriel.

         We have a line of credit that is provided to us by Congress Financial Corp. (Western). The actual level of borrowing capacity under our line of credit is based on the quantity and quality of our inventory and accounts receivable. Advances under the terms of credit line agreement are limited to the sum of 85% of eligible accounts receivable plus 75% of eligible inventory. Interest is payable at the finance company's prime rate (8.25% as of September 30, 1999) and may be raised to the prime rate plus two percent under certain conditions. It is also subject to certain covenants; primarily we are required to maintain an adjusted net worth of not less than $3.5 million. Also, our loans to Mr. Rechtman cannot total more than $3.8 million. As of September 30, 1999, these loans were less than $3.8 million. As of September 30, 1999, we were in compliance with our covenants. The credit facility is secured by substantially all of our assets and is personally guaranteed by our majority stockholder, Mr. Rechtman, who is also our CEO, in the amount of $1.5 million.

Total outstanding borrowings under the revolving line of credit were $8.5 million as of September 30, 1999.

     The line of credit includes inventory financing through NationsCredit Distribution Finance, Inc. Advances under this flooring plan at September 30, 1999 were $6.7 million and are based upon qualified inventory purchases that bear no interest for 30 days. Interest is charged at a rate of 1.5% per month for payments we make beyond the initial 30-day period. Typically, we settle our inventory flooring plan payments within the 30-day period.

     In March 1998, Wareforce Incorporated issued in aggregate $6.0 million of 12% subordinated, convertible debentures, maturing one year from the date of issuance with an option to renew for an additional year. Wareforce Incorporated paid approximately $900,000 to a third party in connection with raising these funds. During June 1998, the $6.0 million was converted into equity in exchange for 2.0 million shares of Wareforce Incorporated common stock. The proceeds of the debentures were used for the acquisition of CY, a loan to Mr. Rechtman to acquire the shares of Wareforce then-held by Ms. Gabriel, and general working capital purposes. See note 11 to the 1998 financial statements.

     In February 1999, we issued 600,000 restricted shares of our common stock in a private placement for $2.4 million. (These funds were part of a $4 million private placement. In consultation with the placement agent, our management decided to postpone the placement of the additional $1.6 million of this placement until more favorable market consist for its placement.) We paid approximately $250,000 to a third party in connection with raising these funds. The proceeds from this placement were used by us primarily to complete our asset purchase of Kennsco, funding start-up costs for uMember.com and general working capital purposes. We have commitment to fund $1.0 million of uMember's initial operations and development costs. As of September 30, 1999 we have funded $640,000 of the $1.0 million commitment. Umember has entered into a loan agreement with us guaranteeing repayment of the $1 million (or any amounts advanced under the agreement) no later than the earlier of February 20, 2001 or the date of an Initial Public Offering by uMember. By mutual agreement we may extend the term one additional year. There is no guarantee that uMember will be able to repay this loan according to its terms or at all. If it cannot, our financial position will suffer. We are not able to draw from our line with Congress Financial to fund our commitment to uMember without Congress' permission. If we cannot fund our full commitment to uMember either it or its minority shareholders may have recourse against us for full funding and/or costs and damages.

     Many factors relating to obtaining financing are beyond our control. Any decrease or material limitation on the amount of borrowings available to us under our line of credit or other financing arrangement, such as floor plan financing provided by manufacturers and vendors, will adversely affect our ability to fill sales orders and/or increase our sales. It will also adversely affect our financial position and operating results. We cannot guarantee that our creditors will continue to extend credit to us in the amounts they currently do.

     We anticipate that we will need additional equity investments in the future to continue our acquisition strategy as well as to fund general working capital. There can be no assurance that such investments will be obtained. If they are not, we will be materially, negatively affected.

Wareforce Year 2000 Compliance

Overview

     We have developed a program for Y2K issues that consists of the following:

     (1) Assessment of our corporate systems and operations that could be affected by the Y2K issue; and

     (2) Repair or replacement of non-compliant systems and components.

     We have focused our Y2K compliance assessment program on three principal areas:

     (1) Internal information systems;

     (2) Y2K compliance by third-party suppliers and customers; and

     (3) Internal non-informational technology systems.

Internal Information Systems

     We have completed an inventory and risk assessment of our own information systems. We have determined that most of our internal systems are fully Y2K compliant. These include our main enterprise application servers, local networks, wide area networks, intranet, operating systems, workstations, Internet applications, shipping systems, EDI systems, telephone systems, and email servers and applications. However, our recent acquisition, Kennsco, has a number of workstations and a voice mail system that needs to be upgraded to be Y2K compliant. These will be upgraded prior to year-end at a cost of under $50,000. We have not had any other material costs to become Y2K compliant.

Third-Party Suppliers and Customers

     We have significant relationships with various suppliers. We currently obtain the majority of our products from five major distributors, Ingram Micro, Tech Data, Merisel, Inacom and Pinnacor, as well as from Microsoft. All have comprehensive Y2K plans in place. Based on their Y2K Readiness Disclosures, we do not expect the Y2K to have any adverse effect on our relationship. We are also in the process of sending correspondence to our other vendors, suppliers and customers requesting their progress as it relates to Y2K readiness. To date, we have not received any responses from vendors, suppliers, or customers that would indicate any will face Y2K issues that will materially impact our business. We continue to actively work with vendors, suppliers and customers who are not Y2K compliant in order to minimize the impact on our operations and financial conditions.

Non-Information Technology Systems

     We are in the process of completing our assessment of all non-information technology systems, which includes telephone, alarm and electricity. Based on the information available, most of the non-information technology systems are Y2K compliant. We anticipate that all will be compliant before year-end.

Contingency Plans

     Our important benchmarks that we set out for ourselves and our internal benchmarks have been met including in-house testing of the systems. However, while we are not currently aware of any Y2K issues that would materially affect our business, and despite the plans we have in place, we may still be adversely affected by Y2K readiness issues.

     Also, we cannot assure you that we will not be the subject of lawsuits regarding the failure of equipment sold by us in the event the equipment is not Y2K compliant. Any Y2K related suit could have a material effect on our business.

PART II - OTHER INFORMATION

Item 1:    Legal Proceedings

         None

Item 2:    Changes In Securities

         None

Item 3:    Defaults Upon Senior Securities

         None

Item 4:    Submission of Matters to a Vote of Securities Holders

         None

Item 5:    Other Information

         None

Item 6:    Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27.1     Financial Data Schedule

     (b)  Reports on Form 8-K

          None


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            WAREFORCE.COM, INC.
                                            -------------------
                                                (REGISTRANT)


Date:  December 27, 1999                    By: /s/ Don Hughes
                                            -----------------------------------
                                            Don Hughes, Chief Financial Officer