Form 10-K
period 1999-12-31
WAREFORCE COM INC
filed 2000-04-13
CIK 1022901

                                   FORM 10-K



                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                    FORM 10-K

                              --------------------

                                 CURRENT REPORT

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from _____ to _____

                             Commission File Number

                               WAREFORCE.COM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Nevada                                    87-0542988
------                                    ----------
(State or other jurisdiction of           (IRS Employer corporation or
organization)                             Identification Number)

2361 Rosecrans Ave., Ste. 155 El Segundo, CA  90245
--------------------------------------------  -----
(Address of principal executive offices)      (Zip Code)

Issuer's telephone number, including area code         (310) 725-5555
                                                       --------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

      YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable

      YES [_] NO [_]

On March 1, 2000, the aggregate market value of the voting common equity of Wareforce.com, Inc., held by non-affiliates of the Registrant was $29,609,365 based on the closing price of $5.25 for such common stock on said date as reported by the National Association of Securities Dealers, Inc. Electronic Bulletin Board. On such date, there were 11,555,598 shares of common stock of the Registrant outstanding.

FORWARD-LOOKING STATEMENTS

Several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Wareforce.com, Inc., a Nevada corporation, and Subsidiaries (the "Company") wish to caution readers that forward-looking statements are based on assumptions which may or may not prove accurate and accordingly are necessarily speculative. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Actual results could vary materially from those anticipated for a variety of reasons. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are advised to review "Risks Related to Our Financial Position" and "Risks Related to the Nature of Our Business".

ITEM 1. BUSINESS

GENERAL

      Wareforce.com, Inc., a Nevada corporation, is in the business of providing information technology services. We were originally incorporated under the laws of the State of Nevada on June 27, 1995, under the name of Jolley Vending, Inc., to engage in the vending machine business. Jolley completed a public offering on January 21, 1997 under rule 504 of Regulation D.

      In July 1998, Jolly discontinued operations with respect to the vending machine business and then entered into an agreement and plan of reorganization with Wareforce Incorporated pursuant to which we forward-split our common stock on a 1.85 for 1 basis, and then issued 9,025,000 post-split shares of our authorized but previously unissued common stock to acquire all the issued and outstanding stock of Wareforce in a stock for stock exchange. As part of the acquisition, we changed our name to Wareforce One, Inc. (which was subsequently changed to Wareforce.com, Inc. in January 1999).

      We provide computer-related technical services, support, hardware and software that clients need to design, develop, manage and maintain their data processing and information systems. Our approach to the market for information technology is to be a diversified information technology organization and develop a complete single-source solution for all information technology requirements. Since 1990, our revenues have grown from $2 million in 1990 to $148.2 million in 1999. Our client base is composed primarily of blue chip Fortune 1,000 corporations, state, county and local governments and educational institutions such as:

      -     Pacific Bell,

      -     Universal Studios,

      -     Los Angeles County and

      -     University of California University School System.

      During 1998, we began implementing an electronic commerce and technical services acquisition strategy. In September 1998, we completed the acquisition of C.Y. Investment Inc. d/b/a Impres Technology and d/b/a Advanced Optical Distribution ("CY"), a technical services/computer products company with net revenues of $68 million in 1998. This doubled the size of our core business. In March 1999, we completed the purchase of the assets and assumed the liabilities of a second technical services company, Kennsco, Inc. that generated $18 million in net revenues in fiscal year 1998 from its operations in the Midwest and Florida. We also recently began several Internet and e-commerce related initiatives. For example, in 1998 we became a supplier through an initiative with Commerce One, Inc. to allow customers to purchase 140,000 computer products from more than 900 vendors through us. In 1999, we established an on-line customer service center for the convenience of our customers and we also bolstered our web presence and electronic commerce offerings in online auctions and electronic commerce technology, through our investment in uMember.com, Inc.

However, we have yet to realize any significant business through e-commerce.

RISKS RELATED TO OUR FINANCIAL POSITION

      We have incurred net operating losses, have accumulated a deficit and do not know if or when we will be able to generate positive operating results. During 1999 and 1998, we incurred a net operating losses of $2,526,022 and $3,189,592 respectively. We had an accumulated deficit of $9,407,175 and $5,959,153 as of December 31, 1999 and 1998 respectively.

      We depend on credit that may not always be available to us and if it is not we may not be able to continue in business. We depend on availability of accounts receivable financing to obtain capital necessary to finance purchase of products and to fill sales orders. This financing must be available to us on reasonable terms and in sufficient amounts sufficient to maintain or increase sales volume.

RISKS RELATED TO THE NATURE OF OUR BUSINESS

      We run the risk that the inventory we hold will lose its value before we sell it, which would then seriously affect our financial results. Our inventory may be adversely affected by price reductions or technological changes. We have no assurance that our suppliers and distributors will protect us in all cases from declines in inventory value.

      We are in a low margin business and cannot assure you that our margins will be sufficient enough for us to make a profit. Pricing in our industry is extremely competitive. This factor makes it unlikely that we can increase profit margins. Also, in order to attract larger customers, we sell certain products at or below cost. We cannot always recoup these losses through rebates, incentives and the sale of higher margin technical services.

      The loss of any of our key customers could seriously impact our financial results. Our customer base is highly concentrated. In 1999, our top four customers accounted for approximately 52 percent of our sales. Our contracts and purchase orders do not generally guarantee any minimum purchases nor require that purchases be made exclusively from us.

      Our customers may return products to us that we cannot return to our suppliers. We bear the cost of the return if the supplier does not accept the return from us.

      Sales in our industry are increasingly being done on the Internet and we may not be able to successfully compete on the Internet. We may not be able to introduce new e-commerce solutions on a timely and cost-effective basis that keep pace with technological developments and emerging industry standards and address increasingly sophisticated customer requirements. If we do introduce new e-commerce solutions, they may have computer glitches and bugs. If we do find bugs, it might result in the loss of or delay in market acceptance of our solutions. We also cannot assure you that our security measures will prevent security breaches into our e-commerce solutions. Because the e-commerce field is so new, we cannot currently quantify the magnitude of this risk factor on our business. However, we believe if we are unable to compete through e-commerce within the next two to three years, our business will suffer.

      We depend on the services and efforts of our existing senior management and key personnel and we cannot assure you we will attract and keep key management. We have long-term employment agreements with most of our key personnel. We carry $2,000,000 "key person" life insurance on Mr. Rechtman, which is pledged to our banks. In order to meet expected growth, we must hire, train, motivate and retain other highly-skilled managerial, marketing, sales, computer, and information technology professionals, as well as customer service personnel. Competition for such personnel is intense.

      Failure of our computer systems could cause us to lose significant revenues and gross profits during the computer downtime and this could put your investment at risk. We depend upon our redundant computer and communications hardware located at a single leased facility in California. Our systems are vulnerable to telecommunication failure, computer viruses and similar disruptive problems as well as damage from natural causes. Losses of this magnitude for more than a week could significantly impact our business.

      Because a majority of our voting stock is owned by a single shareholder, you as a shareholder will have no voting control. Mr. Rechtman currently owns approximately 52.0% of our outstanding shares of common stock. Accordingly, he may continue to be able to elect a portion of our directors and possibly determine the outcome of corporate actions requiring stockholder approval, regardless of how you may vote. This may delay, defer or prevent a change in our control. It may also adversely affect your voting and other rights.

INDUSTRY

      Complex computer information processing systems, the foundation on which business and organizations now function, are continuously being redesigned, modified and upgraded as new computer and telecommunications technologies are introduced. Until the mid-1980s, either mid-range or mainframe computer systems were used to manage an organization's mission-critical, transaction-oriented commerce and business functions, such as banking, credit transactions, retail point-of-sale transactions and airline reservations. Networks supported access to these functions, either within a single site or from numerous geographically dispersed sites.

      In the late 1980s, a new architecture for information processing called "client/server" computing emerged, fueled by the growing intelligence in desktop computers, expanding capabilities of software applications and growing capabilities of networks. A client/server system typically consists of multiple intelligent desktop client computers linked with high-performance server computers by a LAN/WAN and is characterized by the flexibility and mobility of both application and user. Today, information is increasingly being passed over the Internet. Perhaps nowhere is this more evident than in the current move to conduct business via e-commerce in either a Business-to-Consumer or Business-to-Business environment. In order to take advantage of their established operational staff and physical plant, many corporations are seeking to reconfigure their existing mainframe/mid-range computers (sometimes referred to as "legacy systems") to operate in parallel with client/server networks or to operate over the Internet.

      We believe that these information system models - legacy systems, client/server systems and the Internet - will continue to coexist, each with advantages for certain applications. Thus, organizations are faced with complex decisions concerning the current and future configurations of their information systems, based on factors such as the re-engineering of aspects of legacy systems to function more efficiently with related client/server systems and Internet applications. The markets for information technology products and services are expected to continue to experience significant growth over the next few years. We believe that the leading factors driving the growth in the markets are the continued transition to distributed computing technologies, such as client/server, increased networking of personal computers into LAN/WAN, increased use of the Internet and growing use of Intranets in corporate environments.

BUSINESS STRATEGY

      At the core of our business strategy is growth. A key component in our growth strategy is our intent to pursue acquisitions of information technology services businesses and electronic commerce companies. We expect this to broaden our service offerings; add technical and sales personnel; increase our presence in existing markets; expand our reach into new geographic markets in the U.S. and Europe; improve our operating efficiencies through economies of scale; and cement strategic vendor and customer relationships. We cannot however, guarantee that we can find suitable acquisition candidates or that, if we do, we can acquire them on favorable terms.

      An additional component in our business strategy is to pursue growth in our core business by providing our clients access to an extensive range of products and services. Significant price competition and abbreviated product life cycles have driven us to pursue lower cost integration, assembly and distribution by implementing virtual warehouses and distribution facilities of major partners such as Ingram and Tech Data.

      An additional component of our business strategy is to seek to reduce our overhead structure by automating our management and operating functions. Additionally, our business model strength lies in our ability to access an extensive selection of IT products stocked by a number of major distributors through our integral information systems. This system makes available to our sales representatives, as well as certain clients, the pricing and availability of over 140,000 IT products, updated on a daily basis. We believe that this component of our business model will help us reduce our working capital requirements by maintaining limited inventory, employing extensive warehousing of our allied distributors and achieving revenue growth without a significant capital investment in inventory.

SALES AND MARKETING

      We generally sell and market to three types of customers: Corporate (mid-size, large and Fortune 1,000); Government (State & County); and Education (K-12 and Higher Education). To these customers, we will sell both products and technical services. In fiscal 1999, the percentage of our revenues from each of these types of customers was approximately 48.7% to corporate customers, 44.5% to Government customers and 6.8% to Education customers. We rarely sell to individual consumers. Our sales team consists of inside and outside sales representatives and customer support personnel, all of whom generate business via direct sales calls, telephone, fax, email and via our electronic commerce web site. Sales personnel have access to real-time pricing and availability from the two industry-leading distributors of computer products, Ingram Micro and Tech Data via electronic links. Management believes that it will generate additional sales while lowering operating costs through sales via electronic commerce on its web site. Although we are highly reliant on various automated systems, we attempt to maintain a high level of personal interaction with customers to ensure the highest level of customer service possible.

PRODUCTS, SERVICES AND SOLUTIONS

Products - Traditional Product Sales

      We rely on manufacturers and third-party vendors, including distributors and aggregators of computer hardware, software and peripherals to develop, manufacture and supply all of the computer components we sell and service. We procure computer equipment through relationships and alliances with the nation's largest distributors of computer products, Ingram Micro Inc., Merisel Inc., and Tech Data Corporation and with the nation's largest aggregators of computer products, Ingram Alliance, a division of Ingram Micro, Inacom Corporation and Pinnacor, Inc., a wholly-owned subsidiary of MicroAge, Inc. These alliances enable us to provide customers with a wide selection of products without subjecting us to many of the risks and costs of maintaining high levels of inventory. As part of our integrated electronic commerce solution, we download daily product pricing, availability and shipping data directly from Ingram Micro/Ingram Alliance and Tech Data's online inventory databases. Updates are provided virtually real time. Management believes that this tight integration with vendors allows us to provide the quickest, most accurate procurement of services possible.

      Purchases from aggregators and distributors Ingram Micro, and Tech Data accounted for 31% and 10% respectively of our aggregate purchases for the fiscal year ended December 31, 1999. Certain distributors provide us with trade credit as well as substantial incentives in the form of discounts, rebates and cooperative advertising. Substantially all of our contracts with our distributors are terminable upon 30 days' notice or less and several contain minimum volume requirements as a condition to providing discounts to us.

      In addition to our relationships and alliances with aggregators and distributors, we maintain standard authorization dealership agreements directly with many leading manufacturers of computer hardware and software. Under the terms of these agreements, we are authorized to resell to end-users and provide, in certain cases, warranty service on the products of such manufacturers. Our status as an authorized dealer is essential to the operation of our business. In general, the agreements do not require minimum purchases and include termination provisions ranging from immediate termination to termination upon 90 days prior written notice. We generally do not purchase products directly from these manufacturers because we believe that our distributors and aggregators provide us with several advantages, including competitive pricing, limited inventory risk, ready product availability, product quality assurance and access to the various vendors that may be required on a particular project.

      The PC market underwent major changes during 1999. The major PC manufacturers, such as IBM, Compaq, Toshiba, Apple and Hewlett Packard, changed their focus away from the reseller channels and towards direct marketing. As a result, we experienced difficulties in obtaining products from our vendors during this period. We believe that we have no control over the continuously changing market conditions and deteriorating profit margins. However, there was no single hardware manufacturer from whom we purchased directly more than 10% of our total purchases during fiscal 1999. However, we had two hardware manufacturers, Dell Computer Corporation and Yamaha Corporation, which accounted for approximately 8% and 2% of our purchases for the fiscal year ended December 31, 1999, and for which their products may only be purchased directly from them. Additionally, Wareforce purchases Microsoft product licenses directly from Microsoft. These purchases accounted for 17% of total purchases for the fiscal year ended December 31, 1999.

      Since May 1997 we have had a contract with Apple Computer, which was renewable at Apple's discretion each year on December 31. The contract was not renewed on December 31, 1999. In 1999 the Apple contract contributed approximately $1.0 million in pretax profit.

Staff Augmentation and Outsourcing:

      Finding qualified individuals has become a significant problem for many IT companies. As an employer, we continually seek qualified marketing, sales and technical professionals and we have the ability to recruit, hire and maintain such individuals. Our professionals are exposed to a variety of technology environments and have skills to correctly implement new technologies, such as messaging services, systems administration and desktop management. Our professionals carry advanced certifications from major manufacturers that include Cisco, Microsoft, Novell and others. We also offer staff augmentation on a daily, weekly, monthly and longer basis for onsite assignments to our clients as needed.

Technical Services Division:

      Along with other systems integrators, we are constantly training and retraining our technicians in fast-changing technologies in order to provide the latest IT solutions to our clients. Some of the services and project capabilities that we focus on are Core Services, Design and Migration Expertise, Project Management and End-User Support.

SPECIAL TECHNOLOGIES AND MARKETS

NACo:

      We believe our contract with the National Association of Counties, NACo, while not exclusive, gives us a unique position in the local and state government marketplace.

COMPETITION

      We operate in a segment of the information technology industry that is highly competitive. We compete primarily in the United States, specifically in California, the mid-western states and Florida. We compete with a large number and variety of resellers of computer hardware and software and technical service providers. Our competition includes computer retailers, computer superstores, consumer electronics and office supply superstores, mass merchandisers, corporate resellers, value-added resellers, specialty retailers, distributors, franchisers, mail order and web-based retailers and online auction companies. Many of our competitors have significantly greater financial resources than us.

      Specifically, in the technical services area, we compete against two basic types of companies: those that specialize in providing consulting and technical services such as GE Information Services, a part of the General Electric Company, Electronic Data Systems Corporation, Computer Science Corporation, BancTec, Inc., and DecisionOne Corporation and those that provide hardware and/or software procurement in addition to technical services and support. Companies in the latter category include CompuCom Systems, Inc., Entex Information Services, Inc., Inacom, Microage, and En Pointe Technologies Inc.

      In the computer hardware area, we compete not only with the large computer resellers and technical services firms mentioned above but also with companies that primarily specialize in the resale of computer hardware products or have significant computer sales. Competitors in this segment include: CDW Computer Centers, Inc., Micro Warehouse Inc., CompUSA Inc. and Office Depot, Inc. In addition, we compete with manufacturers such as Compaq Computer, who sell directly to end-users as well as to wholesale distributors and resellers. We also compete with direct marketing and build-to-order computer suppliers such Dell and Gateway 2000, Inc., both of whom sell directly to end-users, and increasingly, directly to businesses.

      Most recently, we have faced competition in the hardware segment from online web merchants such as Buycomp.com as well as from combination distributor-resellers of computer equipment such as TechBuyer.com and pcOrder.com. We also face competition from online auction sites such as Onsale.com, eBay.com and Yahoo! Auctions that sell new, refurbished and closeout computer products, often at or below wholesale cost, in efforts to build market share.

      We do not own any intellectual property rights and therefore do not have a competitive advantage in this area. We are authorized to service and sell a wide range of third party software products including those from most leading software manufacturers, including Microsoft and Novell. These products are licensed by the customers we serve and not by us (except where we license the products for our own internal use). We do license our primary sales and accounting software from Cove Systems, Incorporated. The loss of our right to use Cove's products could seriously impair our business. Our license arrangement with Cove is informal and not in writing. We have maintained relations with Cove for the past five years and believe our relations are good.

      In the software and software-licensing area, we compete with many of the hardware resellers mentioned above as well as organizations that specialize in only software sales such as Softmart Management Services, Inc., Software Spectrum, Inc., Softwarehouse, ASAP Software Express, Inc., and Egghead.com, Inc. Many of these vendors operate mail order, telemarketing and online web sites as part of their sales and marketing strategy.

      Due to the increasing commoditization of computer products, many of our competitors compete principally on the basis of price, and may, from time to time, sell products at or below wholesale cost in an effort to increase volume and market share. The proliferation of manufacturers, suppliers and resellers and highly competitive pricing has caused the prices of component parts such as microprocessors, hard drives, and RAM to fall, thus driving retail prices lower as well. The trend of declining prices is expected to continue in the future. Falling prices and increasing competition have driven, and are expected to continue to drive average gross profit margins lower, making it more difficult to generate the same revenue and gross profit dollars for a given level of unit sales volume.

      In addition, our industry is characterized by abrupt changes in technology, associated inventory and product obsolescence, rapid changes in consumer preferences, short product life cycles and evolving industry standards. We believe that our competitive advantages include the ability to provide competitive prices, superior product selection and quick delivery response time. If we fail to compete favorably with respect to any of these factors, our business, financial position, results of operations and cash flows would be materially and adversely affected.

      In response to the severe margin pressure in the computer hardware and software segments, we and some of our competitors have aggressively focused on expanding technical services offerings that offers value-added products and services, higher gross margins, greater differentiation from competitors and increased customer loyalty.

BACKLOG

      We do not have a significant backlog, as we typically deliver and install the computer products purchased by our clients within a short time of the date of order.

GOVERNMENTAL REGULATION AND CONTRACTS

      We believe that we are in material compliance with federal and state laws and regulations that are applicable to our operations. We are a party to several government contracts that represent material portions of our revenue or that, if terminated or renegotiated, would have a material adverse effect on our business. Two of these contracts, which represented forty-four percent of our revenue in 1999, expire during 2000. On March 27, 2000 we were notified that one of these, our contract with the State of Florida, would not be renewed upon its expiration on March 31, 2000. While this represents a loss of approximately $18 million per annum of revenues, due to the low margin of this business, we believe the net impact upon our net profits will be minimal.

PATENTS AND TRADEMARKS

Patented Technology

      We hold no patented technology.

Trademark

      We hold no registered trademarks or patents.

EMPLOYEES

      As of the date of this Annual Report, we had approximately 300 employees, including 13 administrators; 36 staff persons; 21 managers; 65 full-time sales persons; 153 technical and 12 warehouse personnel. We have no collective bargaining agreements and believe that relations with our employees are good.

ITEM 2. PROPERTIES

      Our executive offices and principal administrative, marketing and sales operations are located in approximately 7,100 square feet of space in El Segundo, California. This is approximately 15 miles from downtown Los Angeles. The lease on this space expires in April 2003. In addition, we lease approximately 23,089 square feet of space in Manhattan Beach, California (directly across the street from our headquarters) to house our warehousing, distribution, data processing and finance operations. This lease expires on January 31, 2005. See "Certain Transactions". In 1999, Wareforce terminated a lease in Shelton, Connecticut that housed its Connecticut sales office. This lease originally expired in July 2003. Wareforce agreed to pay $3,500 per month through December 1999 to the Connecticut landlord for canceling the lease early. Wareforce also leases space on a month-to-month basis in an executive suite building in Blue Bell, Pennsylvania to house its Pennsylvania sales office.

      CY has a lease for a sales office in Commerce, California for approximately 3,000 sq. ft., which expires in April 2003; a sales office in Irvine, California for approximately 2,074 sq. ft., which expires June 30, 2001; and a lease for a sales office in Encino, California for approximately 2,828 sq. ft., which expires on December 31, 2000.

      In our asset acquisition of Kennsco, we acquired leases for various small (generally under 1,000 sq. ft.) office locations in the Midwest and Florida. For the most part, these are leased on a short-term basis. We also acquired a three-year lease on Kennsco's principal office and warehouse building located in Plymouth, Minnesota, a suburb of Minneapolis, Minnesota. This location is owned by Kenneth Searl, one of our current Senior Vice Presidents and Kennsco's former President. Our annual lease obligation for this approximately 24,000 sq. ft. facility is $189,571. We believe that this lease is at competitive market rates. See "Certain Transactions".

      We believe these facilities are adequate for current needs and that suitable additional or substitute space is available if needed.

ITEM 3. LEGAL PROCEEDINGS

      We are not currently a party to any material litigation. We are from time to time involved in routine litigation incidental to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the last quarter of 1999, we did not submit any matter to the vote of our shareholders.

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

      Our common stock has traded in the over-the-counter market on a limited and sporadic basis, and is quoted on the National Association of Securities Dealers, Inc. Electronic Bulletin Board under the symbol WFRC. The following table sets forth the high and low bid price quotations for each calendar quarter since we began trading in July 1998. We forward split our common stock on a 1.85 for 1 basis in July 1998. Quotations for periods prior to such split have been restated to reflect post split amounts throughout.

                                     High              Low
                                     ----              ---
1998
          Quarter Ended 9/30         $5 5/16           $3
          Quarter Ended 12/31         5                 2 5/8
1999
          Quarter Ended 3/31          9 1/2             6 1/4
          Quarter Ended 6/30          7 7/8             3
          Quarter Ended 9/30          3 1/8             1 7/8
          Quarter Ended 12/31         2 9/16            1

      These prices represent interdealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions. As of December 31, 1999, there were approximately 53 holders of our common stock listed on our records. Some of these holders are brokerage firms that hold our stock in street names for their investors. We do not know how many of these investors are represented by these street names.

DIVIDEND POLICY

      We have not previously paid any cash dividends on common stock and do not anticipate or contemplate paying dividends on common stock in the foreseeable future. It is our present intention to utilize all available funds for the development of our business. Under Nevada corporate law, we may not pay any dividends or other distributions that would render us insolvent or reduce our assets to less than the sum of our liabilities plus the amount needed to satisfy outstanding liquidation preferences. Also, our loan agreement with Congress Financial Corp. prohibits us from paying dividends without their approval.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected consolidated financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto and other financial data included elsewhere in this Annual Report on Form 10-K. The statement of operations data set forth below for each of the three years in the period ended December 31, 1999 and the balance sheet data as of December 31, 1999 and 1998, are derived from the Company's consolidated financial statements for those years which have been audited by Arthur Andersen LLP, independent public accountants, whose report thereon is included elsewhere herein. The statement of operations data for each of the two years in the period ended December 31, 1996 and the balance sheet data at December 31, 1995, 1996 and 1997 are derived from audited financial statements of the Company not included herein. These historical results are not necessarily indicative of the results to be expected in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


(in thousands, except per share data)
                                                                       Year Ended December 31,
                                                    ------------------------------------------------------------
                                                      1999         1998         1997         1996         1995
Statement of Operations Data:
    Consolidated
      Net Sales                                     $148,261     $ 88,895     $ 79,622     $ 88,510     $ 52,254
      Cost of Goods Sold                             130,885       80,138       72,465       81,035       46,600
                                                    --------     --------     --------     --------     --------
      Gross Profit                                    17,376        8,757        7,157        7,475        5,654

      Selling, General & Administrative Expenses      19,544       11,325        6,577        7,614        4,674
                                                    --------     --------     --------     --------     --------

      (Loss)Income  from Operations                   (2,168)      (2,568)         580         (139)         980

      Interest Expense                                   601          551          491          543          365
      Other (Income)Expense                             (246)         842            6          (62)         (37)

                                                    --------     --------     --------     --------     --------
      (Loss)Income Before Taxes                       (2,523)      (3,961)          83         (620)         652

      Benefit(Provision) for Income Taxes                 (3)         771          (21)         176         (261)

                                                    --------     --------     --------     --------     --------
      Net (Loss)Income                              $ (2,526)    $ (3,190)    $     62     $   (444)    $    391
                                                    ========     ========     ========     ========     ========

      Net (Loss)Income Per Common Share             $  (0.23)    $  (0.38)    $   0.01     $  (0.07)    $   0.06

      Shares used to compute basic and diluted
        net income(loss) per share                    10,750        8,491        6,772        6,772        6,772


Balance Sheet Data:
      Cash and Cash Equivalents                     $    368     $    818     $    383     $  2,037     $  1,678

      Working Capital                                 (6,518)      (3,702)      (1,148)         (81)         981

      Total Assets                                    40,292       27,729       16,301       25,709       17,638

      Total Long Term Debt                             2,555           13           22          782          993

      Total Liabilities and Minority Interest         39,983       27,510       16,653       25,127       16,641

      Total Stockholder's Equity                    $    309     $    219     $   (352)    $    582     $    997

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes included in this Form 10K.

      The financial statements referred to reflect the financial condition and operating results of Wareforce.com, Inc. (formerly known as Jolley Vending) since its acquisition of Wareforce Incorporated in

July, 1998, through the year ended December 31, 1999, and of Wareforce Incorporated for periods prior to the acquisition. This discussion should not be construed to imply that the results discussed will necessarily continue into the future or that any conclusion reached will indicate our actual operating results in the future. This discussion represents only the best present assessment of our management.

GENERAL

      We have traditionally been a computer reseller. As a reseller we source hardware and software from distributors and/or manufacturers for its clients. For the past several years, the margins of the traditional reseller have eroded. In an effort to reverse this decline, our management believes we need to become larger to obtain economies of scale and negotiate better pricing from our suppliers. They also believe we need to introduce e-commerce to better service the customer, reduce the costs of capturing and processing an order and offer technical services as a means of increasing gross profit margin.

      Our management believes a primary way to achieve our objectives in a timely fashion is through acquisitions. Having received a commitment for funding in early 1998, we began looking for acquisitions and in September 1998 purchased CY. The acquisition of CY gave us an increase in reseller revenues and a technical service organization. The technical service organization does warranty repairs, time and material hardware maintenance, and installation of computer systems at the customer's site.

      In October 1999, we received a commitment from Oxford International, Inc., for a $20 million line of credit to further our acquisition strategy. To date, we have not accessed any of these funds.

      Revenues from e-commerce are non-existent to date and revenues from technical services are less than 10% of total revenues to date. As a reseller we do not develop software nor do we sell aging releases of software. The software we distribute is the newer releases from the manufacturers we represent.

      The new revenue streams from e-commerce and technical services will enhance our present revenues but they will not replace the reseller revenues. We also support efforts by Commerce One Round Trip business to business e-commerce solution that will provide a global "e-market" for information technology products. When fully implemented we will be a leading provider of information technology systems, technical services, and e-commerce solutions for business.

      During 1998 we launched our electronic commerce web site. This site enables customers' fast, efficient and cost-effective electronic procurement of technology products and services while streamlining our internal operations and cost structure by reducing the need for customer service representatives as we will need less people to take orders by phone and fax. To date, we have found that our customers use our web site for checking the status of their orders and for obtaining information about us rather than ordering products from us. To date, no revenues are generated directly from our web site. However, as customers such as the County of Los Angeles and California State

University at Fullerton come on-line with us, we expect to begin generating revenues from our web site. We have not historically kept statistics on such things as number of average page views, unique visitors to our web sites and the length of time spent on our sites. However, in December 1999 we averaged 5,846 requests per day, or 128,610 for the month, to our www.wareforce.com web site. We do not keep statistics on how many of these requests were to our on-line customer service center, the secure portion of our web site where customers can do such things as check the status of their orders. We have approximately 88 users registered to use this secure portion of our site. We are unable to determine whether these registered users are individuals, represent entire organizations, or both. In early 1999, we increased our web presence and electronic offerings by acquiring 70% of uMember.com. uMember's web site was not operational at December 31, 1999, nor did it have any registered users. It became operational in March 2000 and a major Southern California credit union consisting of more than 50,000 members have access to the site.

      Also in March 2000 all the outstanding stock of uMember was acquired by Art Cards, Inc., in exchange for 15 million restricted shares of Art Card. This transaction was accounted for as a reverse merger acquisition, which results in a recapitalization of uMember in as much as it is deemed to be the acquiring entity for accounting purposes.

      As part of our technical services acquisition strategy, in September 1998, we completed the acquisition of CY. The acquisition of this technical services/computer products firm doubled the size of our core business. In March 1999, we completed the purchase of Kennsco, which is primarily a technical services firm. Kennsco generated $18.2 million in revenues in its 1998 fiscal year from operations in the Midwest and Florida. On December 31, 1999 we collapsed the CY entity into the Wareforce entity to take advantage of a single brand name and simplify our organizational structure. Associated costs were immaterial and expensed as incurred.

      Acquiring new companies and moving into technical services and selling through electronic commerce represented new expanded undertakings for us. This expansion used a significant amount of resources in the past year and required a great deal of our management time. We expect future expansion to also utilize a significant amount of our financial and management resources. These undertakings cannot be supported with internally generated financing and will require additional outside funding. If we cannot find outside sources of funds, we cannot assure you that we will be able to continue future funding of these ventures.

      In fiscal 1999, sales to the County of Los Angeles accounted for approximately 26.4% of our total sales and sales to the State of Florida accounted for approximately 14.0%. In 1998 the County of Los Angeles provided approximately 9.4% of our total sales, while the State of Florida accounted for approximately 17.2%. Based on history, we expect to continue to make a significant portion of our sales to one or more large customers. Our management believes that our horizontal and vertical strategy of expanding service offerings may yield higher margins from our large customers than product sales alone yield. However, our sales to high volume customers have historically been primarily product sales. Therefore, any significant increase in product sales to high volume customers may increase our overall net sales and/or our profitability but may also reduce our overall gross profit margins.

      Typically, we do not place an order with a supplier until we have received an order from a customer. Inventory is then drop-shipped by the supplier to either the customer or our distribution center located in Manhattan Beach, California. The supplier typically ships products within one to two days. Consequently, almost all of our revenues in a quarter result from orders received in that quarter. Although we do not maintain significant inventory, we record as inventory merchandise being configured as well as merchandise purchased from suppliers but not yet shipped to customers.

      We finance the purchase of computer products to fill sales orders through a line of credit that is collateralized by accounts receivable and inventory. Because the amount of credit available to us is dependent upon our accounts receivable and inventory balances, any delay in collection or deterioration of the quality of accounts receivable could adversely affect our ability to obtain necessary credit, as could economic trends in the computer industry, interest rate fluctuations and the lending policies of our lenders, resulting in a material adverse effect on our financial position and results of operations.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1998.

      Between September 1998 and March 1999, Wareforce consummated three acquisitions which more than doubled the size of the company. Two of the acquisitions were recorded as purchases and the other an exchange of stock for a 70% interest and a commitment to fund start-up operations for an E-Commerce company.

      Revenue. In 1999, revenues increased to $148 million from $89 million the previous year, an increase of $59 million. This included a full year of revenues for CY compared to four months ($20 million) in 1998, and nine months of revenues for the acquisition of Kennsco in March of 1999. CY and Kennsco accounted for $66.0 and $12.6 million of revenues in the twelve months ended December 31, 1999 respectively. Wareforce revenues grew slightly. The start-up company, uMember, had no revenues in 1999.

      Gross Profit. The gross profit increased, as a percentage of revenue, to 11.7%, or $17.4 million, in 1999 from 9.9%, or $8.8 million in 1998. This is attributable not only to the acquisitions but also to the mix of business. The mix continues to evolve where the company is offering and focusing its attention on value added services such as technical support, configuration design, and installation and maintenance of networks. These types of services have generally demanded higher margins. This is evident especially with the acquisition of Kennsco, where their contribution to the increase added 1.5% in 1999 to the overall consolidated margin.

      In dollar terms, the $8.6 million increase in gross profit between 1999 and 1998, CY generated $4.3 million, Kennsco added $3.5 million and Wareforce made up the balance.

      Operating Expenses. Sales, general and administrative expenses were 13.2% of net sales or $19.5 million for the twelve months ended December 31, 1999, compared to 12.7% or $11.3 million for the same period in 1998. As a percentage of revenue, sales, general and administrative expense increased slightly by 0.5%, while in dollar terms the increase was $8.2 million.

      The increases are primarily a result of the aforementioned acquisitions. CY added $2.4 million, Kennsco added $3.6 million, uMember, our e-commerce startup, added $840,000, and Wareforce added the balance of $1.3 million, which includes a significant increase in bad debt charges of $250,000 due to credit card fraud experienced in 1999.

      Without uMember, operating expenses would have been 12.6% in 1999, compared to 12.7% in 1998.

      The expenses at CY and Kennsco will be ongoing in the future. They are necessary to support the sales offices and additional revenues that the acquisitions contribute. uMember expenses will grow significantly as it continues the development of its web site and implements its business strategy.

      Interest Expense. Interest expense increased to $753,000 in 1999 compared to $692,000 in 1998, a $61,000 or 8.8% increase. This increase was well in keeping with our 67% increase in revenue. This was due to an increase in our borrowing against our line of credit to purchase inventory with the acquisitions of CY and Kennsco rather than interest rate increases.

      Other Income/Expenses. From 1998 to 1999, other income/expense went from a net expense position to a net income position, or a positive change of $1.1 million. This is due to incurring one-time expenses in connection with raising $6 million in financing in 1998, there being no such charge in 1999, and the recognition of the 30% minority interest against uMember's operating expenses, or about $252,000 in 1999.

TWELVE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1997.

      Revenue. Our revenues increased 11.7% from $79.6 million for the twelve months ended December 31, 1997 to $88.9 million in the twelve months ended December 31, 1998. This increase was largely attributable to the acquisition of CY. Without CY, Wareforce revenues would have decreased by $10.8 million from $79.6 million to $68.8 million due to the expiration of a contract with Southern California Edison, which represented 24.5 percent of total revenues in 1997 and
4.4 percent in 1998.

      Gross Profit. Total gross profit was 9.9% of revenues, or $8.8 million, for 1998, compared to $7.2 million, or 9.0%, of revenues in 1997. The gross profit increase of $1.6 million is due to the following: The acquisition of CY contributed $2.2 million to the increase; the decline in sales, primarily due to a loss of a major customer for Wareforce, contributed $(1.2) million decrease offset by a $600,000 increase contribution of a full year of the Apple contract. We act as a sales agent for Apple Computer and are paid a commission based on Apple's sales in the five-state territory. This sales agent program began in May 1997. The contract with Apple runs through December 31 of each year and is renewable at Apple's discretion. (The contract was not renewed at December 31, 1999). The gross profit as a percent of net revenues increased to 9.9% from 9.0%. This is due in part to the increasing percentage of our net sales from higher margin technical services. These services often command gross profit margins of 25% to 40%, depending on the type of services performed.

      Operating Expenses. Sales, general and administrative expenditures increased to $11.3 million or 12.7% of sales in 1998 from $6.6 million or 8.3% of net sales in 1997, an increase of $4.7 million. The majority of this increase, $2.7 million or 57%, is due to the acquisition and integration of CY as of September 1998. CY operates three sales offices. Subsequent to the acquisition, the on going cost of these offices plus the administrative expenses to support these offices is expected to be approximately $580,000 per month or $2.3 million for a four-month period. This is a savings of $100,000 per month compared to the four-month cost of $2.7 million in 1998. The remaining $2.0 million increase is due to the following: $800,000 in expenses were associated with the development of our structure to support acquisitions and operate as a public company; $500,000 for the opening of two sales offices on the East Coast of which $400,000 was compensation; $300,000 for the hiring of six salesmen for selling to state and local governments; another $300,000 for increasing our technical services capabilities, which included $263,000 in compensation, $12,000 for training and the remaining costs for travel, auto expense and other miscellaneous expenses. The e-commerce costs were roughly $100,000. These included employee compensation of $70,000 and the remaining costs were depreciation of hardware purchased for the site.

      Other expenses increased to $842,000 in 1998 from $7,000 in 1997 primarily due to one-time expenses associated with the raising of $6.0 million in financing for 1998.

      Net interest expense increased to $551,000 in 1998 from $491,000 in 1997, a $60,000, or 12%, increase. This increase was in keeping with a 12% increase in sales. The majority of interest expense was due to borrowing against our credit line used to purchase inventory.

TWELVE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1996.

      Revenue. Wareforce Incorporated revenues decreased $8.9 million or 10.1% from $88.5 million for the twelve months ended December 31, 1996 to $ 79.6 million in the twelve months ended December 31, 1997. This decrease is due to the fact that while Los Angeles Micromart, Inc. d/b/a Personal Support Computers contributed $10.1 million to Wareforce Incorporated sales in 1996, it had no sales from PSC in 1997. PSC, an Apple Computer retail dealership, was purchased by Wareforce Incorporated in August 1995 and was sold by Wareforce Incorporated in November 1996. Without the operations of Personal Support, sales for Wareforce Incorporated grew from $78.4 million for the twelve months ended December 31, 1996 to $79.6 million for the twelve months ended December 31, 1997, an increase of 1.5%. This increase is attributable to $17.4 million in sales to new customers partially offset by $16.2 million decrease in sales from existing customers. Of the $17.4 million in sales to new customers, $11.9 million was from one new customer, which was the State of Florida. Software licenses grew from $13.2 million in 1996 to $23.2 million in 1997, $11.7 million of which was from new customers.

      Gross Profit. Wareforce Incorporated's gross profit from sales decreased 4.3% from $7.5 million for the twelve months ended December 31, 1996 to $7.2 million in the twelve months ended December 31, 1997. However, its gross profit from Personal Support sales contributed $1.7 million for the twelve months ended December 31, 1996 at a gross profit percentage of 16.6%, prior to the reserves described below. Although the gross profit percentage was higher at Personal Support than those from Wareforce Incorporated's traditional corporate sales, Personal Support had higher sales, general and administrative expenses than Wareforce Incorporated's core corporate sales business. Therefore, it contributed a smaller percentage of operating profit than did corporate sales. Without Personal Support, Wareforce Incorporated's gross profit increased for the twelve months ended December 31, 1997 by 22.0% to $7.2 million for the period. This increase came about as it took advantage of opportunities to increase sales and increase margins through the sale of a broader range of products and value-added services such as asset management, help desk services and LAN/WAN design.

      As part of the accounting for the Personal Support asset sale and its discontinuation of business, Wareforce Incorporated set up a reserve of $0.3 million. This was comprised primarily of discounts given on the sale of Personal Support's inventory, plus other costs associated with the asset sale and business discontinuation. This reserve reduced Wareforce Incorporated's overall gross profit margin to 8.4% for the period ended December 31, 1996.

      Operating Expenses. Wareforce Incorporated's sales, general and administrative expenses attributable to sales decreased 4.9% from $6.9 million in the twelve months ended December 31, 1996 to $6.6 million in the twelve months ended December 31, 1997. As a percentage of sales, sales, general and administrative expenses were 8.6%, which includes 0.8% of non-recurring expenses, in 1996 and 8.3% in 1997. Sales, general and administrative expenses for Personal Support were $1.9 million for the twelve months ended December 31, 1996. As discussed above, the operations of Personal Support were discontinued in November 1996. Without Personal Support, sales, general and administrative expenses increased from $5.0 million, or 6.4% of revenue for the twelve months ended December 31, 1996 to $6.6 million, or 8.3% of revenue for the period ended December 31, 1997. In 1997, Wareforce Incorporated significantly increased expenditures for new sales and new technical service personnel and added a significant number of personnel to support its sales agent contract with Apple.

      Interest expense decreased from $544,000 for the twelve months ended December 31, 1996 to $491,000 for the twelve months ended December 31, 1997. The lower interest expense in 1997 is due primarily to decreased borrowings as Wareforce Incorporated paid off a term loan it used to purchase Personal Support.

Liquidity and Capital Resources

      From inception through 1997, operations have been financed primarily through credit from vendors and manufacturers as well as from traditional revolving credit lines that are maintained with various financing companies. Currently, we have a $30.0 million line of credit that was obtained on August 27, 1998 and expires August 27, 2000, if not renewed.

      Beginning in 1998, we began obtaining outside financing through the private placements of convertible, subordinated debt and equity. In March 1998, we issued $6 million of 12% convertible, subordinated debentures. By June 1998 the debenture holders had converted their entire debentures into $6 million of equity. In early 1999, we raised an additional $2.4 million in a private equity offering.

      For the years ended December 31, 1999 and 1998, we had a working capital deficit of $6.5 million and $3.7 million. Our management believes funds on hand, funds available through our credit line, improved use of its working capital, and the Company's ability to raise additional working capital through private offerings of equity will be sufficient to fund our needs through at least December 31, 2000. We cannot assure you that we will obtain sufficient funds in the equity markets to execute our business plan or generate positive operating results. We anticipate that we will have negative cash flows for the foreseeable future as we aggressively seek additional mergers with, and acquisitions of, electronic commerce and technical services firms. We cannot assure you that we will not require additional funds over the next twelve months.

      Net cash used by operating activities totaled $7.8 million for the year ended December 31, 1999. The primary uses of cash were an increase in accounts receivable, inventory and sales type leases of $3.9 million, $1.5 million and $1.2 million, respectively. The primary sources of cash included an increase in accounts payable of $1.8 million. The increase in accounts receivable is primarily the result of increased sales during 1999 from our acquisition strategy. The increase in inventory is due to inventory that has not been shipped due to customer requirements. Kennsco, whose business revolves around leasing, generated the $1.2 million in sales type leases. Net cash used in operations for the year ended December 31, 1998 was $1.7 million. This primary use of cash was a decrease in accounts payable of $2.3 million while the primary sources of cash came from inventory and other receivables of $3.0 million.

      Net cash used in investing activities for the year ended December 31, 1999 was $2.0 million. Investing activity for this period included $750,000 used for the purchase of the assets of Kennsco and $1.3 million for the purchases of computer licenses and computer equipment for our internal use. A portion of this went for licenses to upgrade our internal systems to ones that are Year 2000 compliant. We also used some proceeds for the initial working capital requirements involved with our uMember.com start-up. Net cash flows used in investing activities for the year ended December 31, 1998 totaled $3.6 million. Investing activity for this period included $3.0 million for the purchase of CY, and $640,000 for the purchase of equipment, primarily computer equipment for internal use.

      Net cash provided by financing activities for the year ended December 31, 1999 was $9.3 million. The primary sources of these financing activities were our $2.2 million equity placement, plus an increase of $6.8 million to our outstanding line of credit, and a $300,000 increase in long term debt. Net cash provided by financing activities for the twelve-month period ended December 31, 1998 was $5.7 million. The primary source relates to borrowings associated with the $6 million debenture convertible debt issue that was subsequently converted into equity.

      The actual level of borrowing capacity under our line of credit is based on the quantity and quality of our inventory and accounts receivable. Advances under the terms of credit line agreement are limited to the sum of 85% of eligible accounts receivable plus 75% of eligible inventory. Interest is payable at the finance company's prime rate (8.5% and 7.75% at December 31, 1999 and December 31, 1998 respectively) and may be raised to the prime rate plus two percent under certain conditions.

      Our borrowings are also subject to certain covenants. Pursuant to the line of credit, we are required to maintain financial covenants related to our loans to our officers and a minimum net worth of $3.5 million. These covenants were amended in March 1999, effective December 31, 1998, and again in December 1999, effective August 31,1999. An additional amendment in March provided for a $2 million revolving sub-facility for Kennsco under the same terms as the original loan agreement. As of December 31, 1999, we were in compliance with the amended covenants.

      The credit facility is secured by substantially all of our assets and is personally guaranteed by a majority stockholder of the Company in the amount of $1.5 million. Total outstanding borrowings under the revolving line of credit were $12.2 million as of December 31, 1999.

      The line of credit includes inventory financing through Nations Credit Distribution Finance, Inc. Advances under this flooring plan at December 31, 1999 were $6.4 million and are based upon qualified inventory purchases and bear no interest for 30 days. Interest is charged at a rate of 1.5% per month for payments we make beyond the initial 30-day period. Typically, we settle our inventory flooring plan payments within the 30-day period.

      In March 1998, Wareforce Incorporated issued in aggregate $6.0 million of 12% subordinated, convertible debentures, maturing one year from the date of issuance with an option to renew for an additional year. Wareforce Incorporated paid approximately $900,000 to a third party in connection with raising these funds. During June 1998, the $6.0 million was converted into equity in exchange for 2.0 million shares of Wareforce Incorporated common stock. The proceeds of the debentures were used for the acquisition of CY, a loan to Mr. Rechtman to acquire the shares of Wareforce then-held by Ms. Gabriel, and general working capital purposes. See note 13 to the 1999 Financial Statements, "Related Party Transactions".

      In February 1999, we issued 600,000 restricted shares of our common stock in a private placement for $2.4 million. (These funds were part of a $4 million private placement. In consultation with the placement agent, our management decided to postpone the placement of the additional $1.6 million until a more favorable market exists for its placement.) We paid approximately $250,000 to a third party in connection with raising these funds. The proceeds from this placement were used primarily to complete our asset purchase of Kennsco, funding start-up costs for uMember.com and general working capital purposes.

      At the time of the acquisition of uMember.com we made a commitment to fund $1.0 million of their initial operations and development costs. As of December 31, 1999 we have funded $1.2 million. uMember has entered into a loan agreement with us guaranteeing repayment of any amounts advanced no later than February 20, 2001, or the date of an initial public offering by uMember. As of December 31, 1999 this loan has been eliminated in the consolidated financial statements included herein. By mutual agreement we may extend the term one additional year. As a result of the reverse merger and the recapitalization of uMember, uMember has the ability to repay the loan. See Note 17 to the financial statements, "Subsequent Events".

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

YEAR 2000 COMPLIANCE

      We suffered no material interruptions to our business due to Year 2000 compliance issues, nor have any of our vendors or customers indicated to us that they were materially affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk from changes in interest rates primarily as a result of its borrowings under its line of credit. The Company's line of credit bears interest at the prime rate publicly announced by First Union National Bank and can be raised to prime plus two percent. Assuming an increase of one-half a percentage point on January 1, 2000 and no change in the outstanding borrowings under the lines of credit at December 31, 1999, interest expense would increase by approximately $93,000 for fiscal year 2000 as compared to 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements are listed in the Index to Financial Statements following page 35.

ITEM 9. CHANGES IN AND DISCLOSURES WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

Directors and Officers

The following table sets forth the names and ages of all current directors and officers and the position held by them:

Name                     Age      Position
----                     ---      --------
Orie Rechtman(1)         47       Chairman and CEO
Jim Illson(2)            47       President
Don Hughes(3)            56       COO, CFO and Director
Dan Ricketts(4)          37       Senior Vice President, Secretary and Director
Raymond Wicki            55       Director
Earl Greenberg(5)                 Director
Steve Keller(6)          38       Director
John McWilliams(7)       37       Director
Darrell Tate(8)          32       Senior Vice President
Richard Fu(9)            37       Senior Vice President
Kenneth Searl(10)        53       Senior Vice President
Marcia Mazria(11)        55       Senior Vice President

(1) Mr. Rechtman also served until its merger into Wareforce as a director and Chairman, President and Chief Executive Officer of CY and continues to serve as a director and Chairman, President and Chief Executive Officer Wareforce and as a director and Chairman and CEO of uMember.com.

(2)   Mr. Illson joined Wareforce as its President on March 13, 2000.

(3) Mr. Hughes also served until its merger into Wareforce as a director and Chief Financial Officer, Chief Operating Officer, Vice President and Treasurer of CY, and continues to serve as a director and Chief Financial Officer, Chief Operating Officer and Vice President of Wareforce and as a director and Vice President of uMember.com.

(4) Mr. Ricketts also served until its merger into Wareforce as a director and Secretary, Vice President and General Counsel of CY, and continues to serve as a director and Secretary-Treasurer, Vice

President and General Counsel of Wareforce and as a director and Vice President, General Counsel and Secretary of uMember.com.

(5) Mr. Greenberg resigned from our board on January 4, 2000. He had no dispute with us at the time of his resignation.

(6) Mr. Keller was appointed in February 2000 to fill the position vacated by Mr. Greenberg.

(7)   Mr. McWilliams has been nominated to serve on our board.

(8) Mr. Tate was employed as Vice President, Strategic Business Development for Wareforce and as a director and Acting Vice President of Sales for uMember.com and also did work for all our subsidiaries. He resigned his positions effective August 20, 1999 to pursue outside business opportunities.

(9) Mr. Fu is employed as Senior Vice President, Sales and served as Vice President and General Manager for CY until its merger into Wareforce. He also does various work for our other subsidiaries as well.

(10) Kenneth Searl is one of our Senior Vice Presidents and is also Vice President of Wareforce's Kennsco Technical Services Division.

(11) Ms. Mazria is Senior Vice President, Marketing and Communications for us. She also does various work for our other subsidiaries as well.

      All of our directors hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified. Our board of directors elects our officers. This takes place at the board's first meeting after each annual meeting of our shareholders. The officers hold office until their death, resignation or removal from office. We have recently formed both a Compensation Committee and an Audit Committee. Messrs. Wicki and Keller are the members of these committees and Mr. McWilliams is expected to be appointed to these committees upon his election to our board. Prior to their elections to our board, our full board served the functions of these committees. No other committees of the board have been established to date.

      These individuals serve as our executive management and/or members of our board. A brief description of their background and business experience is as follows:

      ORIE RECHTMAN has served as a director and the Chairman and CEO of Wareforce.com since July 1998. He has served as a director and Chairman and CEO of uMember.com since February 1999. He served as a director, Chairman, President and CEO of CY from September 1998 until its merger into Wareforce on December 31, 1999. He has been President and a director of Wareforce since joining Wareforce in September 1989. In February 1998, Mr. Rechtman was appointed to the additional offices of Chairman and CEO of Wareforce. Mr. Rechtman's experience in the computer field goes back to the inception of this industry in 1981. At that time, he was involved in establishing the first distribution channel for computer software to educational institutions in the U.S. and Israel. As the president of School Computing Distributors, he merged that business with us in 1990 after completing the buyout. Prior to arriving in the United States, Mr. Rechtman received a degree equivalent to a B.S. in Electrical Engineering from the Israeli Air Force in 1972.

      JAMES ILLSON. Mr. Illson joined our company as President in March 2000. Prior to that he was with Merisel, Inc. a leading computer distributor. He joined Merisel in August 1996 as Senior Vice President and Chief Financial Officer, became Executive Vice President - Operations and Finance in March 1998 and became President and Chief Operating Officer in August 1998. Prior to joining Merisel, Mr. Illson served as Senior Vice President and Chief Financial Officer for Bristol Farms, a Southern California-based grocery chain, where he was responsible for managing all financial operations, including implementing business plans, reporting and control systems, and developing short-term and long-term capital strategies. He joined Bristol Farms in 1995. From 1992 to 1995, Mr. Illson was a partner with Kidd, Kamm & Co., a private equity investment firm where he was responsible for activities relating to the acquisition and expansion of portfolio companies. Prior to that, Mr. Illson spent more than 13 years with Deloitte & Touche's reorganization advisory services group.

      DON HUGHES has served as a director, CFO and COO of Wareforce.com since July 1998. He has served as a director and Vice President of Finance of uMember.com since February 1999. He was a director, CFO, COO, Vice President and Treasurer of CY from September 1998 until its merger into Wareforce on December 31, 1999. Also, he has been Wareforce's Vice President -- Finance and CFO since joining Wareforce in July 1996. On March 6, 1998, he was elected to the additional position of COO of Wareforce. Since February 26, 1998, he has also served on Wareforce's board of directors. Prior to joining Wareforce, Mr. Hughes served as Vice President and CFO of Transoft Technology Incorporated from October 1995 to July 1996. From 1993 to October 1995, Mr. Hughes was the CFO of Clean-Up Technology, Inc., a contractor specializing in the environmental remediation business, which recently ceased operations. From 1992 to 1993, Mr. Hughes was an independent business consultant, and from 1989 to 1992, Mr. Hughes was the Vice President of Finance and CFO of Los Angeles Cellular Telephone Company, a cellular telephone service provider in Los Angeles. Mr. Hughes earned his B.S.E.E. from Virginia Polytechnic Institute in 1966 and his MBA from the University of Southern California in 1972.

      DAN J. RICKETTS has served as a director and Secretary-Treasurer, Vice President of Administration and General Counsel of Wareforce.com since July 1998 and was promoted to Senior Vice President of Administration in October 1999; as a director of uMember.com and its Vice President and General Counsel and Assistant Secretary since February 1999; CY's Secretary, Vice President and General Counsel from September 1998 to its merger into Wareforce on December 31, 1999; and has served as Secretary, Vice President and General Counsel of Wareforce since March 6, 1998. From June 1996 through February 1998 Mr. Ricketts served as Wareforce's Senior Legal Counsel. From May 1995 when he joined Wareforce to June 1996, Mr. Ricketts served as Wareforce's Director of Legal and Business Affairs. From May 1997 to July 1998, Mr. Ricketts also served as the Director of the Wareforce's Education Advantage Division and from October 1996 to May 1997 served as Wareforce's acting Director of Human Resources. Mr. Ricketts has served on Wareforce's board of directors since March 6, 1998; CY's board of directors since September 1998 and Wareforce One's board of directors since July 1998. Prior to joining us Mr. Ricketts was a Senior Contracts Specialist with Southern California Edison from February 1994 to April 1995. From August 1992 to February 1994, Mr. Ricketts was Legal Counsel to Ingram Micro Inc. Mr. Ricketts graduated with a Bachelor of Science in Finance (with honors) from the University of Tennessee in 1985 and with a law degree from the University of Tennessee College of Law in 1992. Mr. Ricketts is currently licensed to practice law in the State of California.

      RAYMOND WICKI has served as a director since June 1999. From 1990 to July 1999, Dr. Wicki was the CEO of Bank von Graffenried, a family-owned bank in Bern, Switzerland. He currently serves as a consultant to the bank. From 1983 to 1990, Dr. Wicki focused on private and industrial portfolio management, including building and managing the institutional asset management business of a large Swiss bank. In the late 1970's, Dr. Wicki, with two partners, established one of the first venture capital funds that invested in the U.S. and in Germany and Switzerland. For the eight years prior, Dr. Wicki was with the industrial organization of the Aga Khan, serving as its Head of Finance. Dr. Wicki started his professional career in the investment department of Hoffmann-La Roche, a Swiss pharmaceutical group. Dr. Wicki received a business administration degree and a Ph.D. in finance and taxation from the University of Bern, Switzerland. He also holds an MBA from Kent State University in Ohio.

      EARL GREENBERG served as a director from June 1999 to January 2000. Mr. Greenberg is currently the President of Earl Greenberg Productions, Inc. and Co-Chairman of Transactional Marketing Consultants. Mr. Greenberg served as President and CEO of Transactional Media, Inc. until 1995. Mr. Greenberg has also served as President of HSN Entertainment, an arm of the Home Shopping Network and Quantum Marketing, a pioneer in the Infomercial format. Mr. Greenberg has also been an independent producer, serving as Executive Producer for such shows as The Regis Philbin Show. From 1981 - 1984, Mr. Greenberg served as Vice President, Compliance and Practices for NBC-TV and Vice President-In-Charge of Daytime Programming. He graduated from the University of Pennsylvania School of Law and practiced corporate and antitrust law from the late 1960's to 1978. Mr. Greenberg is a member of the board of the Electronic Retailing Association.

      STEPHEN KELLER has served as a director since February 2000. He is currently the President of Creekstone Builders, Inc. and Creekstone Custom Homes, Inc., both of Houston, Texas. Prior to his involvement with Creekstone, he served as project manager for N&J Constructor, Inc. in their Houston office. Mr. Keller currently serves as a member of the Houston Association of General Contractors and the Houston Associated Builders And Contractors and serves on the Advisory Board of Directors of Southwest Bank of Texas. He earned a Bachelor's Degree in Building Construction from Northeast Louisiana University.

      JOHN MCWILLIAMS - Nominated to become a director. Mr. McWilliams is currently Senior Vice President of Finance for TVN Entertainment in Burbank, California. Prior to joining TVN in 1994, Mr. McWilliams was employed as Controller of Action Pay-Per-View, a Santa Monica, California satellite pay-per-view concern now a part of the Black

Entertainment Television Networks. From 1988-1992, Reeves Entertainment employed Mr. Williams in various accounting capacities. Prior to Reeves, Mr. McWilliams was a CPA with the accounting firm of Peat, Marwick International (now KPMG International). He has a B.S. degree in Accounting from the University of Tennessee.

      RICHARD FU has over 15 years of industry experience in corporate Information Services management, computer reseller and system integrator environment and has served as our Senior Vice President of Sales since October 1999, as the Vice President of Sales of Wareforce Incorporated since September 1998 and as Vice President/General manager for Impres since 1995. Mr. Fu also served as the Director of the Advanced Technical Services division of Microage of Commerce, CA (a former d/b/a of CY) from 1995 to 1998. Prior to joining CY, Mr. Fu served as Financial Systems Manager for GlenFed Services Corporation from 1992 to 1995. Mr. Fu also has served in various Information Services management roles and consulted for construction and real estate development companies. Mr. Fu has a B.S. degree in Computer Science from UCLA.

      MARCIA MAZRIA has served as Senior Vice President of Marketing and Communications of Wareforce.com since October 1999 and as Wareforce Incorporated Vice President of Marketing and Communications since joining it in July 1998. From 1991 to July 1998, she was President of Mazria Leeds, Inc., Marketing Consultants, providing independent marketing consulting services to a variety of companies. From 1975 to 1990, Ms. Mazria was President/CEO of Mediaworks, Inc., a full service regional marketing and advertising firm serving clients primarily in the high tech, government, energy, hospitality and construction industries. Ms. Mazria holds a BA/Design (with Honors) from Pratt Institute, New York, and a MA/Communications from the University of New Mexico.

      KENNETH SEARL has served as a Senior Vice President of Wareforce.com since October 1999. Prior to that, he had been a Vice President of Wareforce.com since May 1999 and has been a Wareforce Vice President of Technical Services responsible for its Kennsco Technical Services Division since May 1999. For the approximately 25 years prior to our acquisition of the assets of Kennsco, Mr. Searl served as Kennsco's Chairman, CEO and President and was involved in a wide variety of management, sales and leasing activities for Kennsco. Mr. Searl has participated in the American Management Association's President's Leadership Program and received a Bachelor of Science degree in Economics from the University of Wisconsin.

      We currently have no arrangements or understandings about the length of time each director may serve.

      We may adopt provisions in our by-laws and/or articles of incorporation to divide our board of directors into more than one class and to elect each class for a certain term. These provisions may have the effect of discouraging takeover attempts or delaying or preventing a change of control of us.

Section 16(a) "Beneficial Ownership Reporting Compliance"

      The issuer was not subject to Section 16(a) of the Exchange Act during fiscal 1999.

ITEM 11. EXECUTIVE COMPENSATION

      Our Summary Compensation Table for the years ended December 31, 1999, 1998 and 1997 is provided herein. This table provides compensation information on behalf of our existing officers and directors who earned in excess of $100,000. There are no Option/SAR Grants, Aggregated Option/SAR Exercises or Fiscal Year-End Option/SAR Value Table for the years ended December 31, 1999, 1998 and/or 1997. There are no long-term incentive plan ("LTIP") awards, or stock option or stock appreciation rights except as discussed below.

                           SUMMARY COMPENSATION TABLE

              For the Years Ended December 31, 1999, 1998 and 1997
                       Annual Compensation Awards Payouts

                                                  Other
Name                                              Annual    Restricted  Securities           All Other
And                                               Compen-     Stock     Underlying   LTIP     Compen-
Principal                                         sation    Award(s)     Options/   Payouts   sation
Position      Year    Salary ($)    Bonus ($)      ($)         ($)        SARs(#)     ($)       ($)
--------      ----    ----------    ---------    --------   ----------  ----------  -------  ---------
Orie          1999      316,500      170,000          --          --        --         --      4,000(1)
Rechtman      1998      239,220       90,780          --          --        --         --         --
CEO           1997      148,440           --          --          --        --         --         --

Don           1999      150,000       50,000          --          --        --         --         --
Hughes        1998      141,250       10,000          --      49,750        --         --         --
CFO           1997      135,346           --          --          --        --         --         --

Dan           1999      147,832       15,000          --          --        --         --      1,500(1)
Ricketts      1998       79,999           --      38,967      49,750        --         --         --
SVP           1997       88,788           --          --          --        --         --         --

Richard       1999      166,990       12,000          --          --        --         --      1,500(1)
FU            1998      169,953       10,000       1,750      33,359                   --        146
SVP           1998           --           --          --          --        --         --         --

Marcia        1999       85,000           --          --          --        --         --         --
Mazria        1998       40,000           --          --          --        --         --         --
SVP           1997           --           --          --          --        --         --         --

Kenneth       1999      206,524       43,060          --          --        --         --        775
Searl         1998           --           --          --          --        --         --         --
SVP           1997           --           --          --          --        --         --         --

Year-End Option Table. The following table sets forth certain information regarding the stock options held as of December 31, 1999, by the individuals named in the above Summary Compensation Table.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUE

                                            Securities Underlying      Value of Unexercised
                                           Unexercised Options at      In-the-Money-Options
                                            Fiscal Year End (#)        at Fiscal Year End(10)
             Shares Acquired  Value        -------------------------   -------------------------
Name         on exercise (#)  Realized ($) Exercisable Unexercisable   Exercisable Unexercisable
----         ---------------  ------------ ----------- -------------   ----------- -------------

                                              Securities Underlying       Value of Unexercised
                                             Unexercised Options at       In-the-Money-Options
                                              Fiscal Year End (#)        at Fiscal Year End(10)
             Shares Acquired     Value     -------------------------    -------------------------
Name         on exercise (#)  Realized ($) Exercisable Unexercisable    Exercisable Unexercisable
----         ---------------  ------------ ----------- -------------    ----------- -------------
Orie
Rechtman
 Wareforce(1)     0               0           25,000       75,000             0          0
 uMember(2)       0               0          250,000            0             0          0
Don Hughes
 Wareforce(3)     0               0            5,000       20,000             0          0
 uMember(4)       0               0           50,000            0             0          0
Dan Ricketts
 Wareforce(5)     0               0            5,000       20,000             0          0
 uMember(6)       0               0           50,000            0             0          0
Richard Fu
 Wareforce(7)     0               0           38,359       15,000             0          0
Marcia Mazria
 Wareforce(8)     0               0                0       20,000             0          0
Ken Searl
 Wareforce(9)     0               0                0        20,00             0          0

(1) Represents options to acquire: (i) 100,000 shares at $3.00 per share exercisable through July 2008.

(2) Represents options to acquire: (i) 250,000 shares at $0.025 per share exercisable through February 2009.

(3) Represents options to acquire: (i) 20,000 shares at $3.00 per share exercisable through July 2008.

(4) Represents options to acquire: (i) 50,000 shares at $0.025 per share exercisable through February 2009.

(5) Represents options to acquire: (i) 20,000 shares at $3.00 per share exercisable through July 2008.

(6) Represents options to acquire: (i) 50,000 shares at $0.025 per share exercisable through February 2009.

(7) Represents options to acquire: (i) 53,359 shares at $5.00 per share exercisable through August 2008.

(8) Represents options to acquire: (i) 2,500 shares at $3.00 per share exercisable through July 2008 and (ii) 20,000 shares at $2.19 per share exercisable through September 2009.

(10) Represents options to acquire: (i) 20,000 shares at $4.70 per share exercisable through May 2009.

(12) Computation based on (i) $2.375, which was the December 31, 1999 closing price for the Wareforce common stock and (ii) $0.025 which was the fair market value of the uMember common stock on December 31, 1999.

      Option Grant Table. The following table sets forth certain information regarding the stock options granted during the fiscal year ended December 31, 1999, by us to the individuals named in the above Summary Compensation Table.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                      % of Total
                                       Options
                                      Granted to
                                     Employees in    Exercise Price   Expiration
Name                 Granted (#)     Fiscal Year       $ / Share         Date
----                 -----------     ------------    --------------   ----------
Orie Rechtman
 Wareforce                   0              --             --             --
 UMember               250,000                         $0.025           2009
Don Hughes
 Wareforce                   0              --             --             --
 UMember                50,000                         $0.025           2009
Dan Ricketts
 Wareforce                   0              --             --             --
 UMember                50,000                         $0.025           2009
Richard Fu
 Wareforce                   0              --             --             --
Marcia Mazria
 Wareforce              20,000             3.6          $2.19           2009
Ken Searl
 Wareforce              20,000             3.6          $4.70           2009

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth as of December 31, 1999, certain information with respect to the beneficial ownership of our voting securities by
(i) any person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act) known by us to be the beneficial owner of more than 5% of our voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation table appearing herein, and (iv) all executive officers and directors as a group. The table also sets forth the respective general voting power of such persons taking into account the voting power of our common stock and our preferred stock combined.

Title          Name and Address           Amount and Nature
Of Class       of Beneficial Owner     of Beneficial Ownership     Percent of Class (1)
---------      -------------------     ------------------------    ----------------
Common         Orie Rechtman(2)
 Wareforce     2361 Rosecrans Ave.           5,631,883                    52.0
 uMember       Suite 155                       250,000
               El Segundo, CA 90245

Common         Don Hughes(3)
 Wareforce     2361 Rosecrans Ave.             106,248                       *
 uMember       Suite 155                        50,000                       *
               El Segundo, CA 90245

Common         Dan Ricketts(4)
 Wareforce     2361 Rosecrans Ave.              71,248                       *
 uMember       Suite 155                        50,000                       *
               El Segundo, CA 90245

Common         Richard Fu(5)
 Wareforce     2361 Rosecrans Ave.              37,359                      --
               Suite 155
               El Segundo, CA 90245

Common         Marci Mazria
 Wareforce     2361 Rosecrans Ave.                  --                      --
               Suite 155
               El Segundo, CA 90245

Common         Kenneth Searl(6)
 Wareforce     14700 28th Avenue N              51,948                       *
               Plymouth, MN 55447

Common         Raymond Wicki
 Wareforce     2361 Rosecrans Ave.                  --                      --
               Suite 155
               El Segundo, CA 90245

Common         Earl Greenberg
 Wareforce     2361 Rosecrans Ave.                  --                      --
               Suite 155
               El Segundo, CA 90245

Common         Von Graffenried Privat
Wareforce      Bank(7)                       1,038,335                     9.2
               Marktgass-Passage 3
               Postfach
               Bern 7
               Switzerland

Common         Bank Julius Baer & Co
Wareforce      Bahnhofstrasse 36               915,297                     8.1
               P.O. Box
               CH-8010 Zurich
               Switzerland

Title          Name and Address           Amount and Nature
Of Class       of Beneficial Owner     of Beneficial Ownership     Percent of Class (1)
---------      -------------------     ------------------------    ----------------
All directors and #(2), (3), (4), (5)
(6) and (7) officers as a group
(8 persons)                                  8,202,318                    55.3

----------------
* Less than 1%

      (1) Computed based upon a total of 10,831,948 shares of common stock and options to purchase 72,359 shares of Wareforce common stock and options to purchase 350,000 shares of uMember common stock.

      (2) The foregoing figure reflects the ownership of 4,106,883 shares of common stock by Mr. Rechtman and 1,500,000 common shares in the name of Oxford International that have been pledged by Mr. Rechtman on behalf of Wareforce.com as security for a loan the company is attempting to obtain through Oxford. Oxford has disclaimed beneficial ownership of these shares in favor of Mr. Rechtman. The foregoing amount also assumes the exercise by Mr. Rechtman of options to acquire 25,000 shares of the common stock of Wareforce and 250,000 shares of the common stock of uMember.

      (3) The foregoing figure reflects the ownership of 101,248 shares of common stock by Mr. Hughes. In addition, the foregoing assumes the exercise by Mr. Hughes of options to acquire 5,000 shares of the common stock of Wareforce and 50,000 share of the common stock of uMember.

      (4) The foregoing figure reflects ownership of 66,248 shares of common stock by Mr. Ricketts. The foregoing amount also assumes the exercise by Mr. Ricketts of options to acquire 5,000 shares of the common stock of Wareforce and 50,000 shares of the common stock of uMember.

      (5) The foregoing figure reflects options for the purchase of 37,359 shares of common stock of Wareforce.

      (6) The foregoing figure reflects ownership of 51,948 shares of Wareforce common stock in the name of Kennsco, Inc. for which Mr. Searl claims beneficial ownership.

      (7) We believe that the family of Charles Von Graffenried, Bern, Switzerland, is the principal owner of Von Graffenried Privat Bank.

ITEM 13. CERTAIN TRANSACTIONS

      We have not been a party to any significant transactions in the last fiscal year.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   FINANCIAL STATEMENTS

      The list of financial statements contained in the accompanying Index to Financial Statements covered by Report of Independent Accountants is herein incorporated by reference.

(b)   OTHER SCHEDULES

      All other schedules are omitted since the required information is not present or is not present in an amount sufficient to require submission of schedules, or because the information required is included in the financial statements and notes thereto.

(c)   EXHIBITS INDEX


EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
  2.1       Agreement and Plan of Reorganization between Jolley Vending, Inc.
            and Wareforce Incorporated, dated as of July   , 1998(1)

  3.1       Amended and Restated Certificate of Incorporation of the Company(1)

  3.2       Bylaws of the Company(1)

  4.1       Form of the Company's Common Stock Certificate(1)

  4.2       Warrant Agreement by and between Wareforce.com, Inc. and Interwest
            Transfer Co., Inc. as Transfer Agent, dated as of             , 1999
            with Form of Warrant as Exhibits A and B(1)

  5.1       Opinion of Thomas G. Kimble and Associates(1)

 10.1       Promissory Note with Orie Rechtman as Maker and Wareforce
            Incorporated as Payee, dated May 23, 1997(1)

 10.2       Promissory Note with Orie Rechtman as Maker and Wareforce, Inc, as
            Payee, dated February 18, 1998(1)

 10.3       Lease Agreement by and between Kenneth Searl, as Landlord, and
            Wareforce Incorporated, as Tenant, dated March 22, 1999(1)

 10.4       Channel Agreement by and between Wareforce, Inc. and Microsoft
            Corporation, dated as of May 19, 1998, including Large Account
            Reseller Addendum(1)

 10.5       Agreement by and between Wareforce Incorporated and the Los Angeles
            County, California, dated as of September 1, 1997(1)

 10.6 Amended Agreement by and between the Company and the State of Florida, dated as of April 1, 1997(1)

 10.7       Loan and Security Agreement by and between Congress Financial
            Corporation (Western) as Lender and Wareforce Incorporated as
            Borrower, dated August 27, 1998(1)

 10.8       Loan and Security Agreement by and between Congress Financial
            Corporation (Western) as Lender and C.Y. Investment Inc. as
            Borrower, dated August 27, 1998(1)

 10.9       First Amendment to Loan and Security Agreement by and Between
            Congress Financial Corporation (Western) and Wareforce Incorporated, dated March 22, 1999(1)

 10.10 Stock Purchase Agreement and Escrow Instructions between by and between Christopher Chu and Alina Chu Family Trust, Vivien Mak,
            Richard Fu and Luisa Fu and the Company, dated August 28, 1998(1)

 10.11      Employment Agreement between Wareforce Incorporated and Orie
            Rechtman(1)

 10.12      Employment Agreement and Amendment No. 1 between Wareforce
            Incorporated and Don Hughes(1)

 10.13      Employment Agreement and Amendment No. 1 between Wareforce
            Incorporated and Dan Ricketts(1)

 10.14      Employment Agreement between Wareforce Incorporated and Darrell
            Tate(1)

 10.15      Employment Agreement between Wareforce Incorporated and Richard
            Fu(1)

 10.16      Employment Agreement between Wareforce Incorporated and


EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
            Marcia Mazria(1)

 10.17      Employment Agreement between the Company, Wareforce Incorporated and
            Kenneth Searl(1)

 10.18      Wareforce.com, Inc. 1998 Stock Option/Stock Issuance Plan(1)

 10.19      uMember.com, Inc. 1999 Stock Option/Stock Issuance Plan(1)

 15.1       Letter of Arthur Anderson LLP Acknowledging Use of Unaudited Interim
            Financial Statements(1)

 16.1       Letter of Ernst & Young LLP Regarding Change in Certifying
            Accountant(1)

 21.1       Subsidiaries

 23.1       Consent of Arthur Andersen

 23.3       Consent of Boyum & Barenscheer LLP(1)

 23.4       Consent of Thomas G. Kimble and Associates (included in Exhibit
            5.1)(1)

 27.1       Financial Data Schedule (EDGAR version only)

(1) These exhibits are incorporated herein by reference to the corresponding Exhibit number in our Registration Statement on Form S-1, which became effective on November 12, 1999 under registration number 333-82327.

-------------------------

(d)   REPORTS ON FORM 8-K

None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAREFORCE.COM, INC.

By: /s/ Don Hughes
   ----------------------------------------
        Don Hughes, Chief Financial Officer
        Dated: April 5, 2000

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Orie Rechtman April 5, 2000
-------------------------------------------
Orie Rechtman, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Don Hughes April 5, 2000
------------------------------------------------
Don Hughes, Chief Financial Officer and Director

/s/ Dan Ricketts April 5, 2000
------------------------------------------------
Dan Ricketts, Secretary, Treasurer and Director

/s/ Dr. Raymond Wicki April 5, 2000
------------------------------------------------
Dr. Raymond Wicki, Director

/s/Stephen Keller April 5, 2000
------------------------------------------------
Stephen Keller, Director

                       WAREFORCE.COM INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Public Accountants....................................F-1
Consolidated Balance Sheets.................................................F-2
Consolidated Statements of Operations.......................................F-3
Consolidated Statements of Stockholders' Equity.............................F-4
Consolidated Statements of Cash Flows.......................................F-5
Notes to Consolidated Financial Statements..................................F-7

                    Report of Independent Public Accountants


To Stockholders of Wareforce.com, Inc.:

We have audited the accompanying consolidated balance sheets of Wareforce.com, Inc. (a Nevada corporation) and Subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wareforce.com, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP
Los Angeles, California
April 5, 2000

                      WAREFORCE.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    AS OF DECEMBER 31,
                                                              -----------------------------
                                                                  1999             1998
                                                              ------------     ------------
ASSETS
Current assets:
Cash                                                          $    367,726     $    817,721
Marketable securities                                                   --           41,890
Trade receivables, net of allowance of $356,930 and
     $450,600 at December 31, 1999 and 1998, respectively       24,518,262       19,753,622
Investment in sales-type leases-current                            865,142               --
Other receivables                                                1,331,944          280,827
Inventories                                                      3,786,818        1,813,543
Prepaid expenses                                                   559,227          225,952
Income taxes receivable                                            220,166          237,000
Deferred tax assets                                                631,000          631,000
                                                              -----------------------------
          Total current assets                                  32,280,285       23,801,555

Property and equipment, net                                      2,236,125        1,127,495
Investment in sales-type leases                                  1,556,054               --
Other assets                                                        72,058           97,723
Goodwill, net of amortization of $783,820 and $136,039
     at December 31, 1999 and 1998, respectively                 4,147,386        2,701,731
                                                              -----------------------------
          Total assets                                        $ 40,291,908     $ 27,728,504
                                                              =============================

LIABILITIES AND STOCKHOLDERS'  EQUITY
Current liabilities:
Line of credit                                                $ 18,591,340     $ 10,923,414
Current portion of long - term debt                              1,117,819            6,637
Accounts payable                                                17,016,287       14,340,586
Accrued expenses                                                   812,703          901,887
Sales taxes payable                                                554,903          670,408
Customer deposits                                                  704,542          660,559
                                                              -----------------------------
          Total current liabilities                             38,797,594       27,503,491

Long - term debt, less current portion                           1,437,111            6,173
                                                              -----------------------------
          Total liabilities                                     40,234,705       27,509,664
                                                              -----------------------------

Commitments (note 11)

Minority interest                                                 (251,999)              --

Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares
    authorized, none issued or outstanding                              --               --
Common stock, $.001 par value, 50,000,000 authorized,
    10,831,948 and 10,135,000  shares issued and outstand-
    ing as of December 31, 1999 and 1998, respectively              10,832           10,135
Additional paid-in capital                                      13,105,544        9,544,241
Stock subscription                                                      --           20,000
Accumulated comprehensive loss                                          --          (20,783)
Notes receivable and advances to stockholder                    (3,399,999)      (3,375,600)
Accumulated Deficit                                             (9,407,175)      (5,959,153)
                                                              -----------------------------
          Total stockholders' equity                               309,202          218,840

                                                              -----------------------------
          Total liabilities and stockholders' equity          $ 40,291,908     $ 27,728,504
                                                              =============================

   The accompanying notes are an integral part of these consolidated financial statements.

                      WAREFORCE.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------
                                                   1999             1998            1997
                                              ----------------------------------------------
Net Sales                                     $148,261,691     $ 88,894,828     $ 79,621,712
Cost of Goods Sold                             130,885,136       80,137,798       72,464,751
                                              ----------------------------------------------

Gross Profit                                    17,376,555        8,757,030        7,156,961

Selling, General & Administrative Expenses      19,544,572       11,324,823        6,576,535

                                              ----------------------------------------------
(Loss) Income from Operations                   (2,168,017)      (2,567,793)         580,426

Interest Expense                                  (753,088)        (692,066)        (508,951)
Interest Income                                    152,159          140,930           18,245
Other Income (Expense)                             246,124         (841,932)          (6,600)

                                              ----------------------------------------------
(Loss) Income Before Taxes                      (2,522,822)      (3,960,861)          83,120

Provision (Benefit) for Income Taxes                 3,200         (771,269)          21,440

                                              ----------------------------------------------
(Loss) Net Income                             $ (2,526,022)    $ (3,189,592)    $     61,680
                                              ============     ============     ============

Basic and Diluted Earnings (Loss)
   Per Common Share                           $      (0.23)    $      (0.38)    $       0.01
                                              ============     ============     ============

Shares used to compute basic and diluted
   earnings (loss) per share                    10,750,303        8,490,621        6,771,883
                                              ============     ============     ============

    The accompanying notes are an integral part of these consolidated financial statements.

                       WAREFORCE.COM, INC. & SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                               Accumulated
                                                                                  Other       Stock
                                            Common Stock       Additional     Comprehensive    Sub-
                                          Shares     Amount  Paid-in Capital    Gain(Loss)   scriptions
                                        ---------------------------------------------------------------
BALANCE 12/31/96                         6,771,883   1,000              --       (16,796)        --
Net income
Notes receivable from stockholder
Unrealized loss on marketable
  securities (net of deferred tax
  benefit of $2,706)                                                              (4,035)

Accumulated comprehensive income
                                        ---------------------------------------------------------------
BALANCE 12/31/97                         6,771,883   1,000              --       (20,831)        --
To reflect reverse merger into par
  value stock                                        6,882          (6,882)
Jolley Vending, Inc. shares out-
  standing prior to reverse merger       1,110,000
Stock issued for compensation
  at $.49 per share                        253,120     253         124,123
Stock issued for conversion of
  debt at $3.00 per share                1,999,997   2,000       5,998,000
Proceeds from sale of 5,000
  shares of common stock
  subscriptions form exercise of
  stock options                                                                              20,000
Notes receivable from stockholder
  Net loss
  Unrealized gain on marketable
    securities (net of deferred tax
    benefit of $32)                                                                   48

Accumulated comprehensive loss

Repricing of Series A and B Warrants                             3,429,000
                                        ---------------------------------------------------------------
BALANCE 12/31/98                        10,135,000  10,135       9,544,241       (20,783)    20,000

Stock sold in private placement at
   $4.00 per share.                        600,000     600       2,149,400
Conversion of stock subscription to
   common stock                              5,000       5          19,995                  (20,000)
Stock issued for exercise of stock
   options                                  10,000      10          47,490
Restricted stock issued in April for
   70% interest in uMember                  30,000      30         172,470
Stock issued as part of purchase
   price of Kennsco                         51,948      52         249,948
Interest on notes receivable
   from stockholder (net of payment)
Change in unrealized losses                                                       20,783
Repricing of Series A and B Warrants                               922,000
Net Loss

Accumulated comprehensive loss
                                        ---------------------------------------------------------------
BALANCE 12/31/99                       10,831,948 $10,832     $13,105,544            --         --
                                        ===============================================================


                                            Notes       Retained
                                          Receivable    Earnings      Total Common     Compre-
                                             from      (Accumulated   Stockholders'    hensive
                                          Stockholder    Deficit)        Equity      Income (loss)
                                        ----------------------------------------------------------
BALANCE 12/31/96                                         597,759        581,963            --
Net income                                                61,680         61,680        61,680
Notes receivable from stockholder          (991,872)                   (991,872)
Unrealized loss on marketable
  securities (net of deferred tax
  benefit of $2,706)                                                     (4,035)       (4,035)
                                                                                --------------
Accumulated comprehensive income                                                       57,645
                                        ----------------------------------------==============
BALANCE 12/31/97                           (991,872)     659,439       (352,264)
To reflect reverse merger into par
  value stock                                                               -
Jolley Vending, Inc. shares out-
  standing prior to reverse merger
Stock issued for compensation
  at $.49 per share                                                     124,376
Stock issued for conversion of
  debt at $3.00 per share                                             6,000,000
Proceeds from sale of 5,000
  shares of common stock
  subscriptions form exercise of
  stock options                                                          20,000
Notes receivable from stockholder        (2,383,728)                 (2,383,728)
  Net loss                                            (3,189,592)    (3,189,592)   (3,189,592)
  Unrealized gain on marketable
    securities (net of deferred tax
    benefit of $32)                                                          48            48
                                                                                --------------
Accumulated comprehensive loss                                                     (3,189,544)
                                                                                ==============
Repricing of Series A and B Warrants                  (3,429,000)
                                        ----------------------------------------
BALANCE 12/31/98                         (3,375,600)  (5,959,153)       218,840

Stock sold in private placement at
   $4.00 per share.                                                   2,150,000
Conversion of stock subscription to
   common stock
Stock issued for exercise of stock
   options                                                               47,500
Restricted stock issued in April for
   70% interest in uMember                                              172,500
Stock issued as part of purchase
   price of Kennsco                                                     250,000
Interest on notes receivable                                            (24,399)
   from stockholder (net of payment)        (24,399)
Change in unrealized losses                                              20,783        20,783
Repricing of Series A and B Warrants                    (922,000)
Net Loss                                              (2,526,022)    (2,526,022)   (2,526,022)
                                                                                --------------
Accumulated comprehensive loss                                                    $(2,505,239)
                                        ----------------------------------------==============
BALANCE 12/31/99                        $(3,399,999) $(9,407,175)      $309,202
                                        ========================================

    The accompanying notes are an integral part of these consolidated financial statements.


                      WAREFORCE.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEARS ENDED DECEMBER 31,
                                                                  --------------------------------------------
OPERATING ACTIVITIES:                                                 1999            1998            1997
                                                                  -----------     -----------     ------------
Net (loss) income                                                  (2,526,022)    $(3,189,592)    $     61,680
Adjustments to reconcile net (loss) income to
   net cash (used in) provided by operating activities:
      Depreciation and amortization                                 1,252,022         500,772          242,494
      Realized (gain) loss on investments                            (142,907)         30,629           46,466
      Provision for bad debts                                         403,999         110,601           79,726
      Deferred tax (benefit) liabilities                                   --        (355,100)         153,042
      Stock issued for compensation                                        --         124,376               --
      Minority Interest                                              (251,999)             --               --

Changes in operating assets and liabilities:
      Accounts receivable                                          (3,898,984)       (239,389)       8,862,004
      Investment in sales-type leases                              (1,151,399)             --               --
      Other receivables                                              (845,537)      1,018,800         (558,787)
      Inventories                                                  (1,482,064)      2,067,651         (636,343)
      Prepaid expenses                                               (263,079)       (104,573)         (46,107)
      Income tax receivable                                            11,755        (163,348)        (174,791)
      Other assets                                                     25,665         (55,370)          17,385
      Accounts payable                                              1,830,813      (2,349,972)       3,986,084
      Accrued expenses                                               (737,905)        875,160       (1,065,479)

                                                                  --------------------------------------------
Net cash (used in) provided by  operating activities               (7,775,642)     (1,729,355)      10,967,374
                                                                  --------------------------------------------
Cash flows from investing activities:
      Purchase of property and equipment                           (1,268,775)       (643,497)        (381,708)
      Proceeds from sale of marketable securities                          --          17,315          623,590
      Cash used in acquisition                                       (750,000)     (3,000,000)              --
                                                                  --------------------------------------------
           Net cash (used in) provided by investing activities     (2,018,775)     (3,626,182)         241,882
                                                                  --------------------------------------------

Cash flows from financing activities:
      Net borrowings (repayments) on line of credit                 6,790,346       2,047,489      (10,618,461)
      Long term debt repayments                                    (1,462,270)         (8,777)        (760,428)
      Long term debt borrowings                                     1,762,841              --               --
      Notes receivable and advances to stockholders                   (24,399)     (2,383,728)        (719,817)
      Proceeds from issuance of common stock                        2,197,500          20,000               --
      Proceeds from convertible debt                                       --       6,000,000               --
                                                                  --------------------------------------------
           Net cash provided by (used in) financing activities      9,264,018       5,674,984      (12,098,706)
                                                                  --------------------------------------------

Net (decrease) increase  in cash and cash equivalents                (530,399)        319,447         (889,450)

Cash acquired in acquisitions                                          80,404         115,086               --

Cash and cash equivalents, beginning of period                        817,721         383,188        1,272,638

                                                                  --------------------------------------------
Cash and cash equivalents, end of period                          $   367,726     $   817,721     $    383,188
                                                                  ============================================

            The accompanying notes are an integral part of these consolidated financial statements.


                       WAREFORCE.COM, INC.AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)

                                                                             YEARS ENDED DECEMBER 31,
                                                                  --------------------------------------------
OPERATING ACTIVITIES:                                                 1999            1998            1997
                                                                  -----------     -----------     ------------
Supplemental disclosure of cash flow information:
Cash paid during the year for:
      Income taxes                                                         --              --     $    230,000
                                                                  ============================================

      Interest                                                    $   753,088     $   692,066     $    451,000
                                                                  ============================================

Non-cash Financing Activities
      Conversion of debt into common stock                        $   250,000     $ 6,000,000               --
                                                                  ============================================

      Stock issued to acquire majority owned subsidiary           $   172,500              --               --
                                                                  ============================================

            The accompanying notes are an integral part of these consolidated financial statements.


                      WAREFORCE.COM, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies:

Organization

Wareforce Incorporated ("Wareforce") was incorporated in California in April 1985. In July 1998, Wareforce entered into a transaction that was accounted for as a reverse merger with Jolley Vending, Inc., a Nevada corporation incorporated in June 1995. At the time of the transaction Jolley Vending, Inc. was inactive. The transaction was accounted for as a reverse merger acquisition, which resulted in a recapitalization of Wareforce in as much as it was deemed to be the acquiring entity for accounting purposes. In June 1998, Jolley Vending, Inc. changed its name to Wareforce One, Inc. and in January 1999, changed its name to Wareforce.com, Inc. (the Company). The Company provides computer-related technical services, support, hardware and software that clients need to design, develop, manage and maintain their data processing and information systems.

Significant Risk

During 1999, the Company continued the expansion of its sales and technical services infrastructure through both internal growth and acquisition. As a result, the Company had working capital deficits of $6.5 million and $3.7 million as of December 31, 1999 and 1998, respectively, and net losses of $2.5 million and $3.2 million for the year ended December 31, 1999 and 1998, respectively. The Company's business plan assumes continued losses in the first half of 2000 and additional acquisitions to further its penetration into the technical services and e-commerce marketplace. Management is implementing actions in conjunction with its business plan that focus on actions to increase margins, reduce costs, and improve liquidity. These actions include negotiations with suppliers to achieve more favorable costs and terms, evaluation of account profitability, and increasing focus on working capital management.

In November 1999, the Company received a commitment of up to $20 million in debt financing to fund its acquisition strategy (see Note 6). The acquisitions must meet certain criteria to be approved for the funding. The Company also plans to raise additional working capital through private offerings of equity. Management believes that funds on hand, available through its line of credit and its ability to raise private equity subsequent to year-end, will be sufficient to fund its needs through December 31, 2000. Subsequent to year-end, approximately 1,100,000 Series A warrants and 73,000 Series B warrants have been exercised, raising approximately $1.8 million. In addition, the sale of 1,080,000 shares of Wareforce holdings in uMember common stock have resulted in proceeds of $2.3 million, net of selling costs, to Wareforce (see note 17). However, there can be no assurance that the Company will obtain sufficient additional funds to execute its business plan or generate positive operating results. The Company's current line of credit will terminate in August 2000. Management believes that the line of credit will be renewed or that other facilities will be available, however, there can be no assurance that it will be renewed.

Acquisitions

On August 31, 1998, the Company acquired 100 percent of the outstanding common stock of C.Y. Investment, Inc. (CYI) for $3,000,000 cash. CYI is a reseller of computers, accessories and services to businesses, the general public and municipalities. The acquisition has been accounted for as a purchase and the results of CYI have been included in the accompanying consolidated financial statements since the date of the acquisition. The excess of the purchase price over fair value of net assets acquired (goodwill) was $2,837,770 and is being amortized on a straight-line basis over seven years.

In March 1999 certain assets and liabilities of Kennsco were acquired for $750,000 in cash and a note for $250,000, payable in the Company's common stock. The note was converted into 51,948 shares of the Company's common stock based on its closing price on May 19, 1999 of $4.8125 per share as quoted on the National Association of Security Dealers Electronic Bulletin Board. Kennsco, based in Minneapolis, Minnesota, is a technical services company that provides on-site maintenance for desktop and midrange computer equipment; depot repair; and network design, installation and maintenance. The excess of the purchase price over fair value of net assets acquired (goodwill) was $1,820,936 and is being amortized on straight-line basis over seven years. The transaction was accounted for under the purchase method of accounting and the results of Kennsco have been included in the accompanying consolidated financial statements since the date of the acquisition.

The purchase price of CYI and Kennsco was allocated as follows:

                                         CYI             KENNSCO
                                     -----------       -----------
Cash                                 $   115,086       $    80,404
Accounts receivable                    8,810,702         1,269,655
Inventories                            1,380,816           491,210
Investment in Sales Type Leases                0         1,269,797
Other receivables                        148,679                 0
Property and equipment                    56,024           444,097
Goodwill                               2,837,770         1,820,936
Other assets                              28,643            70,195
Accounts payable                      (6,547,299)       (1,184,888)
Line of credit                        (2,968,080)         (877,580)
Accrued expenses                        (862,341)         (410,570)
Long Term Debt                                 0        (1,801,550)
Customer Deposits                              0          (171,706)
                                     -----------       -----------
                                     $ 3,000,000       $ 1,000,000
                                     ===========       ===========

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of CYI and Kennsco had occurred as of the beginning of fiscal 1999 and 1998:

                            1999               1998
                        ------------       ------------
Net sales               $152,442,625       $152,616,087
Net loss                $ (2,458,898)      $ (4,324,890)
Net loss per basic
  common share          $      (0.23)      $      (0.50)

In April 1999 the Company exchanged 30,000 shares of its common stock for a 70% interest in uMember, a start up entity. The transaction was valued at $5.75 per share, the fair market value on the date the shares were issued as determined by the closing price of the Company's common stock as quoted on the NASD Electronic Bulletin Board. As there were no assets or liabilities on the date of the Company's investment, the entire purchase price was allocated to goodwill, which is being amortized on a straight-line basis over seven years.

In October 1999, uMember split its stock 5-to-1, increasing outstanding common stock from one million shares to five million shares and authorized common stock from ten million to 50 million shares.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its majority owned subsidiary uMember. All intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market accounts which funds may be deposited or withdrawn at any time without prior notice or penalty. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

Marketable Securities

The Company accounts for its marketable securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under this statement, the Company's marketable securities, which consist principally of publicly traded equity securities, are classified as available-for-sale. They are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary, as well as interest and dividends, are included in other income in the accompanying consolidated statements of operations.

Concentration of Credit Risk

Accounts receivable represent unsecured balances due from its customers with the Company at risk to the extent such amounts become uncollectible. The Company performs credit evaluations of each of its customers and maintains allowances for potential credit losses. Such losses have generally been within management's expectations.

Revenues from the four largest customers in each of the years ended December 31, 1999, 1998 and 1997 were approximately 52%, 40% and 63% of net sales, respectively. As of December 31, 1999, two customers comprised 18% and 17% of accounts receivable, respectively. Amounts due from one customer accounted for 11% and 18% of accounts receivable at December 31, 1998 and 1997, respectively.

In March 2000 a significant customer notified the Company that it would not be renewing its licensing contract. The contract represented approximately 14% of the Company's revenues for the year ended December 31, 1999. Management believes that the loss of the contract will not have a material impact on its financial position or results of operations.

Inventories

Inventories consist primarily of purchased computer software, hardware, peripherals and accessories and are stated at the lower of cost or market; cost is determined using the first-in, first-out method of accounting.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over five years. Leasehold improvements are amortized over the period of the lease or the estimated useful life, whichever is shorter. Expenditures for repairs and maintenance are charged to expense as incurred, while improvements, which prolong the useful life of the asset, are capitalized and depreciated over their estimated useful lives or lease term, whichever is shorter.

Website

The Company accounts for website costs in accordance with the Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, costs associated with the "preliminary project stage" and "post-implemented /operation stage" are expensed as incurred. Costs associated with the "application development stage" are capitalized and amortized using the straight-line method over five years.

Goodwill

Goodwill represents the purchase price in excess of the value of the net assets of companies acquired. In accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", the Company periodically assesses the recoverability of the cost of its goodwill based on a review of the projected undiscounted cash flows of the related entities.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". Under SFAS 109, deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses and credits are based on the changes in the deferred income tax assets and liabilities from period to period.

Reverse Merger and Recapitalization

In connection with the reverse merger, the 2,750,000 common stock outstanding of Wareforce was exchanged at a rate of one share of Wareforce for 2.4625 shares of Jolley Vending, Inc. The financial statements and earnings per share data have been retroactively restated to reflect the post merger share amounts.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Major Suppliers

The Company purchased approximately 67%, 80% and 92% of software, hardware, accessories and peripherals from four suppliers in 1999, 1998 and 1997, respectively. However, there was no single hardware manufacturer from whom the Company purchased directly more than 10% of its total purchases during fiscal 1999. Although purchases are concentrated with a few key distributors, management believes that other distributors could provide similar services at comparable prices. Additionally, Wareforce purchases Microsoft product licenses directly from Microsoft. These purchases accounted for 17%, 33% and 25% of total purchases for the fiscal years ended December 31, 1999, 1998 and 1997, respectively. A change in certain manufacturers supplying their products through distributors, however, could cause a possible loss of sales, which could adversely affect operating results.

Revenue Recognition

The Company records revenues upon shipment of merchandise or, if drop shipped, upon notification from the supplier that shipment has occurred. Revenues from software site licenses are recorded when the initial copy of the software is shipped to the customer or when the customer makes additional copies of the licensed software depending on the type of site license purchased. The Company records the corresponding payable to the software manufacturer for site licenses when such revenues are recorded. The Company also sells software maintenance programs on behalf of various vendors and recognizes the revenues upon the sale of the programs, as they have no future commitment to perform under these maintenance agreements. Revenue for hardware maintenance is recognized on a straight-line basis over the contract period. Technical services revenue is recognized as the service is performed.

Earnings/Loss per Share

Basic earnings/loss per share in the accompanying financial statements is calculated in accordance with SFAS No. 128. SFAS No. 128 requires basic earnings/loss per share be calculated based on weighted average shares outstanding for the period without giving effect to outstanding common stock equivalents, while diluted earnings per share considers the effect of common stock equivalents on weighted average shares outstanding.

Common share equivalents were not considered as they would be anti-dilutive and had no impact on the earnings/loss per share for the fiscal years presented. However, the impact under the treasury stock method of dilutive stock options and warrants would have been 918 and 40,849 common shares for the years ended December 31, 1999 and 1998 respectively. There were no dilutive stock options for the year ended December 31, 1997.

Advertising Costs

The Company expenses advertising costs as incurred. For the years ended December 31, 1999, 1998 and 1997, advertising expense was $147,900, $94,500 and $102,100 respectively.

Certain marketing and promotional expenditures are reimbursable by suppliers under cooperative marketing and promotional fund agreements. Amounts qualifying for reimbursement are recorded as a receivable from suppliers and as a corresponding reduction in marketing expense in the period the expenditure occurs.

Reimbursed advertising expense was $268,000, $81,900 and $161,500 for the years ended December 31, 1999, 1998, and 1997, respectively.

2.    Marketable Securities

The following is a summary of available-for-sale securities held by the Company:

                                         Gross          Gross
                                      Unrealized     Unrealized      Estimated
                           Cost          Gains         Losses       Fair Value
                         --------     ----------     ----------     ----------
December 31, 1998        $ 76,608        $ --         $(34,718)       $41,890

All available-for-sale securities were sold in 1999 for a net realized gain of $142,907. The net realized loss on sales of available-for-sale securities totaled $30,629 and $46,466 in 1998 and 1997, respectively.

3.    Investment in Sales-Type Leases

The components of the investment in sales-type leases are as follows:

                                                             December 31, 1999
                                                             -----------------
Total minimum lease payments to be received                     $ 2,587,350
Estimated unguaranteed residual values of leased equipment          189,195
Less unearned income                                               (355,349)
                                                                -----------
        Investment in sales-type leases                         $ 2,421,196
                                                                ===========

The following is a schedule by year of minimum lease payments receivable on non-cancelable sales-type leases:


Years Ending December 31,
-------------------------
2001.........................................................       $1,031,296
2002.........................................................          820,853
2003.........................................................          631,904
2004.........................................................          103,297
                                                                    ----------
     Total minimum lease payments receivable.................       $2,587,350
                                                                    ==========

There are no contingent rentals included in the statement of operations for the year ended December 31, 1999.

4. Property and Equipment

Property and equipment consist of the following as of December 31,:

                                          1999                1998
                                      -----------         -----------
Computers and other equipment         $ 1,942,405         $ 1,340,720
Capitalized software                      653,944              23,303
Furniture                                 578,359             291,713
Leasehold improvements                    589,720             406,861
Automobiles                                94,518              83,478
                                      -----------         -----------
                                        3,858,946           2,146,075

Less: accumulated depreciation
    and amortization                   (1,622,821)         (1,018,580)
                                      -----------         -----------
                                      $ 2,236,125         $ 1,127,495
                                      ===========         ===========



5.    Line of Credit

During 1998, the Company entered into an agreement with Congress Financial Corporation (Congress) to provide for a $30,000,000 credit facility, of which $18,000,000 has been allocated to Wareforce and $12,000,000 has been allocated to CYI. In March 1999 the agreement was amended to provide for a $2,000,000 revolving sub-facility for Kennsco under the same terms as the original agreement as part of the Wareforce facility. $15,000,000 of the $30,000,000 is a revolving credit line and the other $15,000,000 is to be used for inventory flooring plan.

Advances under the terms of the revolving credit line are limited to the sum of 85 percent of eligible accounts receivable plus 75 percent of eligible inventory. Interest is payable at Congress's prime rate (8.5 and 7.75 percent at December 31, 1999 and December 31, 1998 respectively) and may be raised to prime rate plus two percent under certain conditions and is subject to certain covenants as defined in the agreement. The Company is in compliance with the covenants.

Outstanding borrowings under the revolving line of credit were $12,170,516 and $7,877,928 at December 31, 1999 and December 31, 1998 respectively. At December 31, 1999, $830,000 was outstanding related to the Kennsco sub-facility.

Advances under the inventory flooring plan are based upon qualified inventory purchases and bear no interest for 30 days, interest is charged at a rate of 1.5 percent per month for payments made by the Company beyond the initial 30 day period. Typically, the Company settles its advances under the inventory flooring plan within the 30 day period. The facility is secured by substantially all of the Company's assets and guaranteed by the majority stockholder in the amount of $1,500,000. Outstanding borrowings under the inventory flooring plan were $6,420,824 and $3,045,486 as of December 31, 1999 and December 31, 1998
respectively.

Unused credit, subject to the terms of the related agreement was $1,059,724 and $4,365,329 at December 31, 1999 and December 31, 1998, respectively.

The credit facility with Congress expires on August 27, 2000, if not renewed.

6.    Long Term Debt

Long term debt consist of the following as of December 31, 1999:

Discounted lease rentals with financial institutions,
with varying monthly payments through June, 2002 with varying
interest rates from 8 to 9.75 percent per annum ................      $2,215,190
A note payable to an officer in 13 quarterly installments
starting July 1999 of principal and interest, at the
bank's prime rate of interest charged to Wareforce .............         217,187
Note payable to Fidelity Bank for inventory that is due
March 31, 2000 payable in 12 monthly installments of
$39,455, which includes principal and interest at the
current rate of 10.25 percent per year, beginning
April 1, 1999 ..................................................         115,916
Other ..........................................................           6,637
                                                                      ----------
Total long term debt ...........................................       2,554,930
                                                                      ==========
Current portion ................................................       1,117,819
                                                                      ----------
Long term portion ..............................................      $1,437,111
                                                                      ==========

At December 31, 1998 long term debt totaled $12,810 consisting primarily of a note payable to a bank, secured by a $27,000 certificate of deposit. The note is payable at $530 per month through December 2000 at 7.5% per annum.

Kennsco utilizes its lease rentals receivable and underlying equipment in leasing transactions as collateral to borrow from financial institutions at fixed rates on a non-recourse basis. In return for this secured interest, the Company receives a discounted cash payment. In the event of default by a lessee, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Company.

In October 1999, the Company received a commitment from Oxford International, Inc., for a $20 million line of credit for the purposes of pursuing acquisitions. The criteria for availability are defined in the agreement. As of December 31, 1999, the Company has not accessed any of these funds.

7.    Convertible Debt

In March and April 1998, the Company issued in aggregate $6,000,000 of 12 percent convertible debentures, maturing one year from the date of issuance with an option to renew for an additional year. The Company paid a commission plus expenses of $810,310 to a third party in connection with raising these funds. Interest is payable monthly. During June 1998, the $6,000,000 was converted into 1,999,997 shares of the Company's common stock.

8.    Common Stock

During April 1998, the Company issued options to purchase 253,120 shares of common stock to officers at approximately $0.49 per share for past services performed. During April 1998, the officers exercised the options and were not required to pay the exercise price. Therefore, $124,376 was recorded as compensation expense in the accompanying consolidated statements of operations.

In June 1998, prior to the reverse merger, 1,110,000 shares were outstanding of Jolley Vending, Inc. The former stockholders of Jolley Vending, Inc. were issued 1,110,000 Series A warrants and 1,110,000 Series B warrants to purchase common stock at $13.00 per share and $15.00 per share respectively. The warrants were exercisable upon filing a registration statement with the Securities and Exchange Commission, which was filed on November 12, 1999. In December 1998, the Series A warrants and Series B warrants were re-priced at $6.00 per share and $7.00 per share, respectively. The difference between the fair value of the warrants as of the date of the re-pricing and the initial issuance was $3,429,000 and was recorded in stockholders' equity in the accompanying consolidated financial statements. The warrants were valued using the Black Scholes option pricing model with the following weighted average assumptions: 0 dividend yield, expected volatility of 86%, weighted average risk-free interest rate of 5.0% and expected life of three years. In December 1999, the Series A warrants and Series B warrants were re-priced at $1.50 per share and $2.50 per share, respectively. The increase in fair value of the warrants as of the date of the re-pricing was $922,000, and was recorded in stockholder's equity in the accompanying consolidated financial statements. The warrants were valued using the Black Scholes option pricing model with the following weighted average assumptions: 0 dividend yield, expected volatility of 99.61%, weighted average risk-free interest rate of 5.7% and expected life of one year.

In January 1999, the Company sold in aggregate 600,000 shares of its common stock in a private placement at an issue price of $4.00 per share for net proceeds of $2,150,000.

Approximately 1,173,000 warrants were exercised during the first quarter of 2000. See note 17 to these financial statements, "Subsequent Events".

9.    Basic Net Loss/Income Per Share

Basic loss/income per share in the accompanying consolidated financial statements is calculated in accordance with SFAS No. 128. This pronouncement requires that basic earnings per share be calculated on weighted average number of common shares outstanding for the period without giving effect to outstanding common share equivalents on weighted average number of common shares outstanding.

During a loss period the assumed exercise of "in the money" stock options has an anti dilutive effect. There were approximately 47,000 and 264,500 options whose exercise price was less than the market price at December 31, 1999 and 1998, respectively. Additionally, there were approximately 496,000 and 139,000 options whose exercise price exceeded the market price at December 31, 1999 and 1998, respectively. The potential dilutive effect of these options was 918 and 40,849 at December 31, 1999 and 1998, respectively.

The following table sets forth the computation of basic and diluted net (loss) income per share:

                                                          Years Ended December 31:
                                              -----------------------------------------------
                                                  1999              1998             1997
                                              ------------       -----------       ----------
Net (loss) income                             $ (2,526,022)      $(3,189,592)      $   61,680

Denominator:
     Weighted-average shares outstanding        10,750,303         8,490,621        6,771,883
     Effect of dilutive securities:
     Dilutive effect of options
        and warrants                                    --                --               --
                                              ------------       -----------       ----------
     Weighted-average shares and share
        equivalents outstanding                 10,750,303         8,490,621        6,771,883
                                              ============       ===========       ==========

Basic (loss) income per share                 $      (0.23)      $     (0.38)      $     0.01
                                              ============       ===========       ==========

Diluted (loss) income per share               $      (0.23)      $     (0.38)      $     0.01
                                              ============       ===========       ==========

10.   Segment Reporting

The Company has adopted the disclosure requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for additional disclosure about operating segments for interim and annual financial statements. This standard requires financial and descriptive information be disclosed for segments whose operating results are reviewed by the chief operating officer for decisions on resource allocation. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

The Company operates predominately in a single industry segment as a reseller of computer-based technology products and services. Based on geographic location, the Company has three principal segments. These segments are 1) West Coast, 2) Midwest, and 3) East Coast. The chief operating decision maker manages and reviews the results of these regions at the revenue, gross margin and income
(loss) from operations level. The
total assets at each region are insignificant and therefore, are not allocated. The accounting policies of the segments are the same as those described in
Note 1.

Financial information by geographic segments is as follows (in thousands):

For the year ended December 31,1999

                                                                                   Corporate
                                         West Coast     Mid-West     East Coast     Expenses     Consolidated
                                         --------------------------------------------------------------------
 Revenue                                  $132,963      $ 12,647       $ 2,652       $     0       $ 148,262

 Gross Profit                             $ 13,489      $  3,542       $   346       $     0       $  17,377

 Expenses                                 $  7,677      $  3,642       $   366       $ 7,860       $  19,545

 Income(Loss) from Operations             $  5,812      $   (100)      $   (20)      $(7,860)      $  (2,168)


For the year ended December 31, 1998

                                                                                   Corporate
                                         West Coast     Mid-West     East Coast     Expenses     Consolidated
                                         --------------------------------------------------------------------
 Revenue                                  $ 86,558      $      0       $ 2,337       $     0       $  88,895

 Gross Profit                             $  8,410      $      0       $   347       $     0       $   8,757

 Expenses                                 $  5,529      $      0       $   502       $ 5,294       $  11,325

 Income(Loss) from Operations             $  2,881      $      0       $  (155)      $(5,294)      $  (2,568)


For the year ended December 31, 1997

                                                                                   Corporate
                                         West Coast     Mid-West     East Coast     Expenses     Consolidated
                                         --------------------------------------------------------------------
 Revenue                                  $ 79,622      $      0       $     0       $     0       $  79,622

 Gross Profit                             $  7,157      $      0       $     0       $     0       $   7,157

 Expenses                                 $  1,740      $      0       $     0       $ 4,837       $   6,577

 Income(Loss) from Operations             $  5,417      $      0       $     0       $(4,837)      $     580


11.   Commitments

a.    Operating Leases

      The Company leases facilities under non-cancellable operating leases expiring through January 2005. The lease agreements provide for periodic cost of living adjustments based upon changes in the Consumer Price Index. Rent expense recorded by the Company totaled approximately $1,143,000, $551,000 and $366,000 during 1999, 1998 and 1997, respectively.

      Minimum lease payments for the years ending December 31, are as follows:

          2000                $1,125,289
          2001                   975,758
          2002                   646,080
          2003                   396,034
          2004                   289,359
          Thereafter              45,440
                              ----------
                              $3,477,960
                              ==========

b.    Employment Contracts

      The Company has employment agreements with six of its executive officers, which expire through May 2002. These agreements provide for minimum salary levels, as well as for incentive bonuses that are payable if specified management goals are attained. The aggregate commitment for future salaries at December 31, 1999, excluding bonuses, was approximately $926,000.

12.   Employee Profit Sharing Plan

The Company has a 401(k) Plan, whereby eligible employees can defer up to 10% of their salary, subject to certain limitations, and the Company, at its discretion, may make a matching contribution equal to a percentage of the deferred salary elected by employees. Contributions made by the Company to both plans totaled $16,700 and $6,135 in 1999 and 1998, respectively. There were no contributions made by the Company to either plan in 1997.

13.   Related Party Transaction

The Company has various notes due from the majority shareholder. These notes include $2,457,700 advanced to this shareholder to purchase 3,358,938 shares of common stock from the former majority shareholder in February 1998. The notes are due in varying amounts from December 2000 to December 2008 and bear interest at rates from 5.83% to 6.48% and are pledged as collateral for the line of credit. Included in notes receivable and advances to stockholder is $152,399 of accrued interest as of December 31, 1999. In addition, the Company has made advances to this shareholder. Total advances without a promissory note were $789,900 as of December 31, 1999. The shareholder plans to repay these advances beginning in fiscal year 2000 through 2008.

An officer of the Company owns the Plymouth, Minnesota facility that is Kennsco's principal office and warehouse. The annual lease obligation for this approximately 24,000 square feet facility is $189,571. Management believes that this lease is at competitive market rates.

At the time of the acquisition of uMember.com the Company made a commitment to fund $1.0 million of their initial operations and development costs. As of December 31, 1999 the Company has funded $1.2 million. uMember has entered into a loan agreement with the Company to repay amounts advanced upon receipt of equity financing. This loan has been eliminated in the consolidated financial statements included herein.

14.   Wareforce Stock Option Plan

During 1998 the Board approved the Wareforce.com, Inc. 1998 Stock Option/Stock Issuance Plan (the 1998 Plan). The 1998 Plan has three separate equity programs: the discretionary option grant program, the stock issuance program and the automatic option grant program. As part of the 1998 Plan, the number of common stock available for issuance is 1,000,000 shares subject to increases per year of one percent of the common stock outstanding on December 31 of the preceding year. Incentive stock options will be granted at a price that is not less than 100 percent of fair value of the stock at the date of grant, and non-qualified stock options will be granted at a price that is not less than 85 percent of fair value of the stock at the date of grant. Options vest as determined by the plan administrator and are generally exercisable over a period not to exceed ten years.

The number of options and weighted-average exercise prices of options for each of the following groups of options, for the periods indicated, are as follows:

                                               Number of     Weighted-Average
                                                Options       Exercise Price
                                               ---------     ----------------
Options outstanding at December 31, 1997             --             --
  Granted                                       670,979            $2.49
  Exercised                                     258,120            $0.56
  Cancelled                                       8,750            $3.34
                                                -------
Options Outstanding at December 31, 1998        404,109            $3.73
  Granted                                       234,250            $4.48
  Exercised                                      10,000            $5.00
  Cancelled                                      85,250            $4.12
                                                -------
Options Outstanding at December 31, 1999        543,109            $3.98
                                                =======

                                              Weighted         Remaining
                           Options             Average        Contractual
                         Exercisable        Exercise Life        Life
                         -----------        -------------     -----------
December 31, 1997               --                --               --
December 31, 1998          145,859             $3.59              8.6
December 31, 1999          210,935             $3.69              8.6



The following table summarizes information about stock options outstanding at December 31, 1999:

                                              Weighted-Average
 Weighted-Average       Number of Options         Remaining          Number of Shares
  Exercise Price           Outstanding         Contractual Life          Exercisable
 ----------------       -----------------     -----------------      ----------------
   $2.19-$4.00               266,250              8.8 years                137,164
   $4.01-$5.13               253,859              8.5 years                 73,771
   $5.14-$10.00               23,000              9.2 years                     --

The Company accounts for grants under the 1998 Plan under APB No. 25 and, accordingly, no compensation costs have been recognized in the accompanying consolidated statements of operations. If compensation costs for the 1998 Plan had been determined under SFAS No. 123, pro forma net loss would have been as follows:

Net loss as reported                                  $(2,526,022)
Net loss pro forma                                    $(3,121,567)
Basic and diluted loss per share
  as reported                                         $     (0.23)
Basic and diluted loss per share
  pro forma                                           $     (0.29)

The fair value of each option grant was estimated on the date of grant using the Black Scholes option pricing model with the following assumptions:

                                                            Weighted-Average
                                                         Assumptions for Option
                                                                 Grants
                                                         ----------------------
Dividend Yield                                                     None
Expected Volatility                                                99.6%
Weighted Average Risk-Free Interest Rate                           5.56%
Expected Lives                                                     5 years
Weighted-Average Fair Value of Options Granted                    $3.52

15.   uMember Stock Option Plan

In February 1999, uMember's Board of Directors approved the uMember.com, Inc. 1999 Stock Option/Stock Issuance Plan (the uMember Plan). The plan has three separate equity programs: the discretionary option grant program, the stock issuance program and the automatic option grant program. As part of the uMember Plan, the number of common stock available for issuance is 5,000,000 shares subject to increases per year of one percent of the common stock outstanding on December 31 of the preceding year. Incentive stock options will be granted at a price that is not less than 100% of fair value of the stock at the date of grant, and non-qualified stock options will be granted at a price that is not less than 85% of fair value of the stock at the date of the grant. Options vest as determined by the plan administrator and are generally exercisable over a period not to exceed ten years.

At December 31, 1999, 860,200 options had been granted with 755,200 outstanding. The options were issued at fair market value as determined by the board of directors ($0.025 per share). None of these options have been exercised, but 105,000 had been cancelled at December 31, 1999. 546,200 of the options were fully vested upon issuance under the plan to the initial officers and employees of uMember.

uMember accounts for grants to employees, directors and officers under the uMember Plan under APB No. 25 and, accordingly, no compensation costs have been recognized in the accompanying consolidated statements of operation for the year ended December 31, 1999. If compensation costs for the 1999 plan had been determined under SFAS 123, proforma net loss would have been as follows:

Net loss as reported                                    $(634,922)
Net loss pro forma                                      $(640,755)
Basic and diluted loss per share
  as reported                                           $   (0.51)
Basic and diluted loss per share
  pro forma                                             $   (0.51)

The fair value of each option grant was estimated on the date of grant using the Black Scholes option pricing model with the following assumptions:

                                                          Weighted-Average
                                                       Assumptions for Option
                                                               Grants
                                                       ----------------------
Dividend Yield                                                  None
Expected Volatility                                             119.89%
Weighted Average Risk-Free Interest Rate                        5.12%
Expected Lives                                                  5 years
Weighted-Average Fair Value of Options Granted                 $0.025

During 1999 uMember granted 10,000 options to non-employees. The Company accounts for stock options granted to non-employees in accordance with SFAS No. 123 which requires non-cash compensation expense be recognized over the expected period of benefit. During fiscal 1999 the amount of non-cash compensation was immaterial.

16.   Income Taxes

The (benefit) provision for income taxes is as follows as of December 31:

                        1999              1998             1997
                     ---------          --------         --------
Current:
     Federal         $      --                --         $ 14,700
     State               3,200             2,400            6,800

Deferred:
      Federal           32,000          (590,669)             (60)
      State            (32,000)         (183,000)              --
                     ---------          --------         --------
                     $   3,200          (771,269)        $ 21,440
                     =========          ========         ========

The deferred income tax assets consist of the tax effect of temporary differences related to the following components as of December 31:

                                                1999                1998
                                            -----------         -----------
Deferred tax assets:
           Inventory reserves               $   233,000         $   138,000
           Allowance for bad debts              121,000             180,200
           Other accruals                        48,000             115,300
           Net operating loss

                                                1999                1998
                                            -----------         -----------
             Carryforward                     2,040,000           1,426,000
           Start-up costs                       242,000                  --
                                            -----------         -----------
                                              2,684,000           1,859,500
           Valuation allowance               (2,053,000)         (1,228,500)
                                            -----------         -----------
           Total deferred tax assets        $   631,000         $   631,000
                                            ===========         ===========

As of December 31, 1999, the Company had a Federal net operating loss carryforward of $5,230,000, which will expire from 2009 to 2019, and a State net operating loss carryforward of $2,965,000, which will expire from 2002 to 2007. A reconciliation of the provision for income taxes to the amount computed at the Federal statutory rate is as follows:

                                        1999       1998       1997
                                        ----       ----       ----
      Federal income tax (benefit)
        provision at the
        statutory rate                  (34)%      (31)%       34%
      State taxes, net of federal
        income tax effect                (6)%       (9)%        4%
      Provision for net operating
        loss carryforward                33%        --        (28)%
      Tax refund claims and other
        items, net                        7%        14%         9%
                                        ----       ----       ----
                                          0%       (26)%       19%
                                        ====       ====       ====

The Company establishes valuation allowances in accordance with SFAS 109. The Company continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates it is more likely than not that the benefits will be realized.

17.   Subsequent Events

a.    uMember Reverse Merger

In February and March 2000, uMember sold 2,000,000 shares of common stock, in a private placement, at an issue price of $2.50 per share for net proceeds of approximately, $4,000,000.

This transaction was part of an agreement entered into in January 2000 with Art Cards, Inc. (AC), a Colorado corporation in which AC acquired all of the outstanding common stock of uMember in exchange for 15,000,000 restricted shares of AC. The transaction will be accounted for as a reverse merger acquisition, which results in a recapitalization of uMember in as much as it is deemed to be the acquiring entity for accounting purposes.

In March 2000, in conjunction with the reverse merger Wareforce sold 1,080,000 shares of its uMember common stock at $2.50 per share. This raised net proceeds of approximately $2,300,000, net of selling costs.

This transaction will dilute the Company's ownership in uMember from 70% as of December 31, 1999 to 40%.

b.    Warrants

During the quarter ended March 31, 2000, approximately 1.1 million Series A warrants and 73,000 Series B Warrants have been exercised, generating net proceeds of approximately $1,800,000.

In March 2000 the Company issued 125,000 warrants exercisable at $4.00 each. The Company's Board of Directors had approved the issuance of these warrants in December 1999. The Company also issued 400,000 warrants in March 2000 exercisable at $6.0625 each for investment services. Neither of these warrant series have been exercised or their underlying shares registered.

c.    New President

The Company hired a new president, Jim Illson, whose employment started March 13, 2000.

d.    Acquisitions

The Company signed a letter of intent to acquire Western Technologies Group, LLC. (Westech), a California corporation that specializes in developing web sites for e-commerce companies. The purchase price will consist entirely of the assumption of certain liabilities, which total approximately $500,000 in exchange for assets. The letter of intent specifies that the purchase will be treated as an asset acquisition with an assumption of certain liabilities.

e.    Stock Dividend

The Company's Board of Directors has authorized the distribution of uMember.com Inc. stock dividend to Wareforce.com shareholders. Payment of the dividend is contingent upon certain events, included but not limited to, resolution of certain legal and tax issues, and will occur when and if such dividend shares are eligible for open market sales upon an effective SEC registration statement, providing it is filed in a timely manner. Terms of the scheduled distribution, the setting of a qualifying record date of shareholders, and other matters relating to the distribution are to be determined.