Form 10-Q
period 2000-03-31
WAREFORCE COM INC
filed 2000-05-12
CIK 1022901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ______________

                       Commission File Number: 333-82327

                               WAREFORCE.COM, INC.
             (Exact name of registrant as specified in its charter)

State or other jurisdiction of                       I.R.S. Employer I. D.
incorporation or organization: Nevada                Number:  87-0542988

      2361 Rosecrans Ave., Suite 155
      El Segundo, California                                 90245
(Address of principal executive offices)                  (ZIP CODE)

Registrant's telephone number, including area code:  (310) 725-5555

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: YES [X]   NO [ ]

As of May 9, 2000 12,006,448 shares of Common Stock of the Registrant were issued and outstanding.

FORWARD-LOOKING STATEMENTS

Several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Wareforce.com, Inc., a Nevada corporation, and Subsidiaries (the "Company") wish to caution readers that forward-looking statements are based on assumptions, which may or may not prove accurate and accordingly are necessarily speculative. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Actual results could vary materially from those anticipated for a variety of reasons. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are advised to review "Risks Related to Our Financial Position" and "Risks Related to the Nature of Our Business" as reflected in our most recent Form 10-K filed with the SEC on April 13, 2000.


WAREFORCE.COM, INC. AND SUBSIDIARIES

INDEX
PART I     FINANCIAL INFORMATION

                                                                          Page
                                                                          ----
Item 1     Financial Statements

           Consolidated Balance Sheets
             March 31, 2000 (unaudited), and December 31, 1999              3

           Consolidated Statements of Operations
             Three Month Periods Ended March 31, 2000 (unaudited)
             and 1999 (unaudited)                                           4

           Consolidated Statements of Cash Flows
              Three Month Periods Ended March 31, 2000 (unaudited)
              and 1999 (unaudited)                                          5

           Notes to Consolidated Financial Statements                       7

Item 2     Management's Discussion and Analysis of Financial
             Conditions and Results of Operations                          12

PART II    Other Information                                               16

                      WAREFORCE.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                            MARCH 31,           DECEMBER 31,
                                                                              2000                  1999
                                                                          ------------          ------------
                                                                           (UNAUDITED)
ASSETS
Current assets:
Cash and equivalents                                                      $  3,983,377          $    367,726
Trade receivables, net of allowance of $375,145 at March 31,
  2000, and $356,930 at December 31, 1999                                   24,064,840            24,518,262
Investment in sales-type leases-current                                      1,025,328               865,142
Other receivables                                                            2,126,505             1,331,944
Inventories                                                                  2,110,659             3,786,818
Prepaid expenses                                                               517,540               559,227
Income taxes receivable                                                        149,311               220,166
Deferred tax assets                                                            631,000               631,000
                                                                          ------------          ------------
          Total current assets                                              34,608,560            32,280,285

Property and equipment, net                                                  1,825,159             2,236,125
Investment in uMember                                                        1,059,318                  --
Investment in sales-type leases                                              1,652,880             1,556,054
Other assets                                                                    93,670                72,058
Goodwill, net of amortization of $915,992 and $783,820
     at March 31, 2000 and December 31, 1999                                 3,817,082             4,147,386
                                                                          ------------          ------------
          Total assets                                                    $ 43,056,669          $ 40,291,908
                                                                          ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit                                                            $ 13,898,333          $ 18,591,340
Current portion of long - term debt                                          1,007,575             1,117,819
Accounts payable                                                            17,883,632            17,016,287
Due to uMember                                                               1,611,430                  --
Accrued expenses                                                               888,158               812,703
Sales taxes payable                                                            540,492               554,903
Customer deposits                                                              616,667               704,542
                                                                          ------------          ------------
          Total current liabilities                                         36,446,287            38,797,594

Long - term debt, less current portion                                       1,684,891             1,437,111
                                                                          ------------          ------------
          Total liabilities                                                 38,131,178            40,234,705
                                                                          ------------          ------------
Commitments

Minority Interest                                                                 --                (251,999)

Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares
     authorized, none issued or outstanding                                       --                    --
Common stock, $.001 par value, 50,000,000 authorized,
     11,997,598 and 10,831,948  shares issued and outstanding
     as of March 31, 2000  and December 31, 1999, respectively                  11,998                10,832
Additional paid-in capital                                                  17,258,795            13,105,544
Deferred compensation                                                         (230,433)                 --
Notes receivable and advances to stockholder                                (3,399,499)           (3,399,999)
Accumulated Deficit                                                         (8,715,370)           (9,407,175)
                                                                          ------------          ------------
          Total stockholders' equity                                         4,925,491               309,202
                                                                          ------------          ------------

          Total liabilities and stockholders' equity                      $ 43,056,669          $ 40,291,908
                                                                          ============          ============




   The accompanying notes are an integral part of these financial statements.

                      WAREFORCE.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------------
                                                               2000                  1999
                                                           ------------          ------------
Net Sales                                                  $ 37,289,591          $ 28,213,967
Cost of Goods Sold                                           33,420,956            25,265,968
                                                           ------------          ------------

Gross Profit                                                  3,868,635             2,947,999

Selling, General & Administrative Expenses                    4,601,274             3,346,144
                                                           ------------          ------------
(Loss) from Operations                                         (732,639)             (398,145)

Interest Expense                                               (307,016)             (144,709)
Interest Income                                                  54,106                 2,425
Other Income (Expense)                                          (34,602)              (37,905)
Equity in net loss of uMember                                  (438,019)                 --
Gain on shares  sold  in uMember                              2,149,975                  --
                                                           ------------          ------------
Income (Loss) Before Taxes                                      691,805              (578,334)

Provision (Benefit) for Income Taxes                               --                    --
                                                           ------------          ------------
Net Income (Loss)                                          $    691,805             ($578,334)
                                                           ============          ============

Basic and Diluted Earnings (Loss) Per Common Share         $       0.06                ($0.05)
                                                           ============          ============

Shares used to compute basic
  earnings (loss) per share                                  11,314,000            10,550,000
                                                           ============          ============

Shares used to compute  diluted
  earnings (loss) per share                                  12,232,000            10,550,000
                                                           ============          ============



   The accompanying notes are an integral part of these fianancial statements.

                      WAREFORCE.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                         --------------------------------
                                                                             2000                 1999
                                                                         -----------          -----------
OPERATING ACTIVITIES:
Net income (loss)                                                        $   691,805            ($578,334)
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
       Depreciation and amortization                                         369,288              199,156
       Realized gain on investment                                        (2,149,975)                --
       Provision for bad debts                                                45,000               24,999
       Equity in net loss of uMember                                         438,019                 --

Changes in operating assets and liabilities:
       Accounts receivable                                                   408,423            2,796,447
       Investment in sales-type leases                                      (257,012)                --
       Other receivables                                                    (814,094)            (150,592)
       Related party receivable                                            1,204,336                 --
       Inventories                                                         1,676,159              261,843
       Prepaid expenses                                                         (292)               2,983
       Income tax receivable                                                  70,855                 --
       Other assets                                                          (21,612)              14,354
       Accounts payable                                                      983,937           (1,799,261)
       Due to uMember                                                      1,611,430                 --
       Accrued expenses                                                      (26,831)          (1,159,714)
                                                                         -----------          -----------
Net cash provided by (used in) operating activities                        4,229,436             (388,119)
                                                                         -----------          -----------

Cash flows from investing activities:
       Purchase of property and equipment                                   (197,032)            (360,669)
       Proceeds from shares sold in uMember                                2,306,743                1,210
       Cash used in acquisition                                                 --               (750,000)
                                                                         -----------          -----------
             Net cash provided by (used in) investing activities           2,109,711           (1,109,459)
                                                                         -----------          -----------

Cash flows from financing activities:
       Net  repayments on line of credit                                  (4,693,007)            (798,500)
       Long term debt repayments                                            (110,244)              (2,299)
       Long term debt borrowings                                             247,780                 --
       Notes receivable and advances to stockholders                             500               (7,836)
       Proceeds from issuance of common stock                                   --              2,197,500
       Proceeds from exercise of warrants                                  1,831,475                 --
                                                                         -----------          -----------
             Net cash (used in) provided by financing activities          (2,723,496)           1,388,865
                                                                         -----------          -----------

Net increase (decrease) in cash and cash equivalents                       3,615,651             (108,713)

Cash acquired in acquisitions                                                   --                 80,404

Cash and cash equivalents, beginning of period                               367,726              817,721
                                                                         -----------          -----------
Cash and cash equivalents, end of period                                 $ 3,983,377          $   789,412
                                                                         ===========          ===========



   The accompanying notes are an integral part of these financial statements.

                       WAREFORCE.COM, INC.AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)

Supplemental disclosure of cash flow information:
Cash paid during the year for:
       Income taxes                                                 --               --
                                                              ==========         ========
       Interest                                               $  307,016         $144,708
                                                              ==========         ========

Non-cash Financing Activities
       Equity increase in unconsolidated subsidiary           $2,069,605             --
                                                              ==========         ========

       Value of warrants issued to non-employee
         to be amortized over service period                  $  253,337             --
                                                              ==========         ========



   The accompanying notes are an integral part of these financial statements.

WAREFORCE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND GENERAL INFORMATION

           In our management's opinion, the unaudited consolidated balance sheet of Wareforce.com at March 31, 2000, and the unaudited statements of operations and unaudited consolidated statements of cash flows for the three month periods ended March 2000 and 1999 include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present these financial statements.

           Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. You should read these statements in conjunction with our most recent Form 10K filed with the SEC on April 13, 2000.

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

           Significant Risk

           During 1999 and the first quarter of 2000, the Company continued the expansion of its sales and technical services infrastructure through both internal growth and acquisition. As a result, the Company had a working capital deficit of $6.5 million and incurred a $2.5 million loss at December 31, 1999. For the three months ended March 31, 2000 the Company also incurred a net loss of $1.5 million before a one time gain of $2.1 million, related to the sales of a portion of its investment in uMember. Working capital remained at a deficit of $1.8 million versus $6.5 million at December 31, 1999. The Company's business plan assumes continued operating losses in the first half of 2000 and additional acquisitions to further its penetration into the technical services and e-commerce marketplace. Management is implementing actions in conjunction with its business plan that focus on actions to increase margins, reduce costs, and improve liquidity. These actions include negotiations with suppliers to achieve more favorable costs and terms, evaluation of account profitability, and increasing focus on working capital management.

           In November 1999, the Company received a commitment of up to $20 million in debt financing to fund its acquisition strategy. The acquisitions must meet certain criteria to be approved for the funding. The Company also plans to raise additional working capital through private offerings of equity. Management believes that funds on hand, available through its line of credit and its ability to raise private equity subsequent to year-end, will be sufficient to fund its needs through December 31, 2000. During the first quarter of 2000, approximately 1,100,000 Series A warrants and 83,000 Series B warrants were exercised, raising approximately $1.8 million. In addition, the sale of 1,085,000 shares of Wareforce holdings in uMember common stock have resulted in proceeds of $2.3 million, net of selling costs, to Wareforce. However, there can be no assurance that the Company will obtain sufficient additional funds to execute its business plan or generate positive operating results. The Company's current line of credit will terminate in August 2000. Management believes that the line of credit will be renewed or that other facilities will be available, however, there can be no assurance that it will be renewed or that other facilities will be available.

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

           The following unaudited pro forma consolidated results of operation have been prepared as if the acquisition of Kennsco had occurred as of the beginning of fiscal 1999.

                                              Three Months
                                                  Ended
                                              March 31, 1999
                                              --------------
           Net Sales                            $32,394,901
           Net Loss                             $  (482,549)
           Net Loss Per Basic Common Share      $     (0.05)

           Assumptions relating to budgeting, marketing and other management decisions are subjective in many respects. They are therefore susceptible to interpretations and periodic revisions. These interpretations and revisions may be based on actual experience and business developments and their impact may cause us to alter our marketing, capital expenditure or other budgets. This may in turn affect our business, financial position, and results of operations and cash flows. Therefore, you should not place undue reliance on forward-looking statements contained in this Form 10-Q. You should also consider the other risks more fully detailed in our Form 10-K filing with the SEC on April 13, 2000.

NOTE 2 - uMEMBER

           In April 1999 we exchanged 30,000 shares of our common stock for a 70% interest in uMember, a start up entity. The transaction was valued at $5.75 per Wareforce share, the fair market value on the date that the shares were issued as determined by the closing price of our common stock as quoted on the NASD Electronic Bulletin Board. As there were no assets or liabilities on the date of our investment, the entire purchase price was allocated to goodwill.

           In February and March 2000, uMember sold 2,000,000 shares of common stock, in a private placement, at an issue price of $2.50 per share for net proceeds of approximately, $3.8 million.

           This transaction was part of an agreement entered into in January 2000 with Art Cards, Inc. (AC), a Colorado corporation in which AC acquired all of the outstanding common stock of uMember in exchange for 15,000,000 restricted shares of AC. The transaction will be accounted for as a reverse merger acquisition, which results in a recapitalization of uMember in as much as it is deemed to be the acquiring entity for accounting purposes. The Company's ownership in uMember will be diluted from the post reverse merger and private placement from 70% as of December 31, 1999 to 39%. The recording of these transactions resulted in an increase of $2,069,000 in the Company's investment in uMember, which has been recorded in equity under Staff Accounting Bulletin 51 (SAB 51), "Accounting for Sales of Stock by a Subsidiary." SAB 51 requires that the difference between the carrying amount of the parent's investment in the subsidiary and the underlying net book value of the subsidiary after the stock issuance transaction by the subsidiary be reflected as a gain or loss in the consolidated financial statements or reflected as a capital transaction. As a result of this reduction in ownership percentage, uMember is being unconsolidated as of March 16, 2000 and will be accounted for under the equity method of accounting.

           At December 31, 1999, amounts due to Wareforce from uMember amounted to approximately $1.2 million. At March 31, 2000, amounts due to uMember amounted to approximately $1.6 million from Wareforce. This balance represents the remaining proceeds of the private placement and is due on demand.

NOTE 3 - uMEMBER STATEMENTS OF OPERATIONS

           As uMember is now an unconsolidated subsidiary, the following unaudited Statements of Operations represent their financial position as a stand-alone company for the periods indicated.




                                     UMEMBER
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED MARCH 31,
                                                   ---------------------------------
                                                       2000                 1999
                                                   ------------          -----------
Net Sales                                          $     14,816                 --
Cost of Goods Sold                                       14,745                 --
                                                   ------------          -----------

Gross Profit                                                 71                 --

Selling, General & Administrative Expenses              745,133               19,064
                                                   ------------          -----------
(Loss) from Operations                                 (745,062)             (19,064)

Interest Expense                                        (21,633)                (167)
                                                   ------------          -----------
Income (Loss) Before Taxes                             (766,695)             (19,231)

Provision (Benefit) for Income Taxes                       --                   --
                                                   ------------          -----------
Net Loss                                              ($766,695)            ($19,231)
                                                   ============          ===========

Net Loss Per Common Share of Common Stock                ($0.06)         $      0.00
                                                   ============          ===========

Average Common Shares Outstanding                    13,892,424            5,000,000
                                                   ============          ===========

NOTE 4 - EARNINGS PER SHARE

           During a loss period the assumed exercise of in the money stock options and warrants has an anti-dilutive effect. There were approximately 2,000,000 and 1,416,000 options and warrants whose exercise price was less than the market price at March 31, 2000 and 1999 respectively. There were 1,110,000 warrants whose exercise price equaled the market price at March 31, 1999. Additionally, there were approximately 22,000 and 10,000 options whose exercise price exceeded the market price at March 31, 2000 and 1999 respectively. The potential dilutive effect of these options and warrants was 303,000 at March 31, 1999.


Net Income (Loss) Per Common Share (in thousands, except per share amounts)

Net income (loss) per common share is calculated as follows: (Unaudited)


                                                        Three Months Ended March 31,
                                    ------------------------------------------------------------------
                                                2000                                  1999
                                    ------------------------------     -------------------------------
                                      Net                Per-Share      Net                  Per-Share
                                    Income      Shares     Amount       Loss       Shares      Amount
Basic earnings per share
Net income available
  to common shareholders              $692      11,314      $0.06      ($578)      10,550      ($0.05)
                                                            =====                              ======


Effect of Dilutive Securities
Common stock options                    --         918                   --          --
                                      ----      ------                 -----       ------

Diluted earnings per share
Net income (loss) to available to
 common stockholders and
 assumed conversions                  $692      12,232      $0.06      ($578)      10,550      ($0.05)
                                      ====      ======      =====      =====       ======      ======


NOTE 5 - SEGMENT REPORTING

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

Financial information by geographic segments is as follows (in thousands):

For the three months ended March 31, 2000 (unaudited)

                                                                                     Corporate
                                     West Coast        Mid-West       East Coast      Expenses        Consolidated
                                     -----------------------------------------------------------------------------
Revenue                               $32,512          $ 3,836           $942          $     0           $ 37,290

Gross Profit                          $ 2,858          $   897           $113          $     0           $  3,868

Expenses                              $ 1,596          $ 1,026           $ 51          $ 1,928           $  4,601

Income(Loss) from Operations          $ 1,262            ($129)          $ 62          ($1,928)             ($733)


For the three months ended March 31, 1999

                                                                                     Corporate
                                     West Coast       Mid-West       East Coast        Expenses       Consolidated
                                     -----------------------------------------------------------------------------
Revenue                               $27,348          $     0           $866          $     0           $ 28,214

Gross Profit                          $ 2,845          $     0           $103          $     0           $  2,948

Expenses                              $ 1,632          $     0           $ 73          $ 1,641           $  3,346

Income(Loss) from Operations          $ 1,213          $     0           $ 30          ($1,641)             ($398)

NOTE 6 - CANCELLATION OF WARRANTS

           Upon mutual agreement between management of the Company and Phoenix Alliance, the agreement to issue 400,000 warrants at $6.0625 in March 2000 were cancelled.

NOTE 7 - NON-EMPLOYEE WARRANTS

           In March 2000 the Company issued 125,000 warrants exercisable at $4.00 for investment services. The warrants were valued using the Black Scholes option pricing model with the following weighted average assumptions: 0 dividend yield, expected volatility of 81.23%, weighted average risk-free interest rate of 6.3% and expected life of three years. The value of these warrants for non-cash compensation was determined to be approximately $253,000 and was recorded in stockholders' equity in the accompanying consolidated financial statements. The compensation will be charged to the statement of operations over the life of the contract to provide services.

NOTE 8 - CONVERTIBLE PREFERRED SHARES

           On May 2, 2000 Wareforce finalized a $3.5 million convertible preferred share private placement. Wareforce will issue 454,545 preferred shares with a 6% coupon payable semi-annually. The preferred shares are convertible to Common shares based on a series of formulas at the lessor of 150% of the common stock average bid price on the closing date or 95% to 107% of the bid price at the time of conversion depending on the time held. The preferred shares are to be registered within 120 days of the closing date. The preferred shares are not convertible for a period of nine months if the closing bid price is below $4.25. The preferred shares must be converted to common shares at the end of three years. Also included are 166,667 five year warrants convertible at 125% of the bid price on the closing date.


ITEM 2

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

           The forward-looking statements included in Management's Discussion and Analysis of Financial Conditions and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Forward-looking information provided by Wareforce pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

           The following table sets forth certain financial data as a percentage of sales for the periods indicated:


                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                     2000             1999
                                                    ------           ------
Net Sales                                            100.0%           100.0%
Cost of Goods Sold                                    89.6%            89.6%
                                                    ------           ------

Gross Profit                                          10.4%            10.4%

Selling, General & Administrative Expenses            12.4%            11.8%
                                                    ------           ------
(Loss) from Operations                                -2.0%            -1.4%

Interest Expense                                      -0.8%            -0.5%
Interest Income                                        0.1%             0.0%
Other Income (Expense)                                -0.1%            -0.1%
Loss of uMember on equity basis                       -1.2%             --
Gain on shares sold in uMember                         5.8%             --
                                                    ------           ------
Income (Loss) Before Taxes                             1.9%            -2.0%
Provision (Benefit) for Income Taxes                   --               --
                                                    ------           ------
Net Income (Loss)                                      1.9%            -2.0%
                                                    ======           ======

           NET SALES. During the first quarter of 2000 net sales were $37.3 million compared to $28.2 million for the comparable period in 1999. This is an increase of $9.1 million or 32.2%. This was attributable to the growth in current business of Wareforce of approximately $5.3 million. In addition, Kennsco added $3.8 million in the quarter ended March 31, 2000, while no revenues were recorded in the comparable period in 1999. The increase in revenues of $9.1 million was achieved by increases in hardware, software licensing sales, and technical services. Of the $9.1 million increase, technical services contributed $2.6 million or 28%.

           GROSS PROFIT. As a percentage of net sales our gross margin during the first quarter of 2000 was 10.37% compared to 10.45% for the same period in 1999. In the first quarter of 2000 Wareforce contributed 8.88% while Kennsco contributed 23.37% for a blended margin of 10.37%. In the comparable period in 1999 Wareforce contributed the entire margin of 10.45%. The decrease in the margin of 1.49% for Wareforce was the result of Apple changing their business model and no longer using outside contractors to augment their sales force contributing 0.91% of the change, while the remaining decrease is due to software licensing, which had lower margins in 2000 than in 1999.

           SELLING, GENERAL, & ADMINISTRATIVE EXPENSES (SG&A). On a consolidated basis SG&A increased from 11.8% to 12.4%, as a percentage of sales, from the first quarter of 1999 to the comparable period in 2000. SG&A for Wareforce, as a percentage of sales, decreased from 11.9% to 10.7% from the first quarter of 1999 to the comparable period in 2000. However, the acquisition of Kennsco with an SG&A of 26.8% increased the overall percentage to 12.4%. In absolute terms, during the first quarter of 2000, selling, general, and administrative expenses were $4.6 million compared to $3.3 million for the comparable period in 1999, an increase of $1.3 million. Most of this increase came from Kennsco, which added $1.0 million, with Wareforce adding the balance. Kennsco was not included in the first quarter of 1999 while they are included in the comparable period in 2000.

INTEREST EXPENSE. Interest expense increased to $307,000 from $145,000 in the three months ended March 31, 2000 over the comparable period in 1999. Kennsco, not included in the first quarter of 1999, added $30,000 of the increase of $162,000 with the balance being added by Wareforce. The increase was caused by the growth in revenue and the need to finance accounts receivable, and a 1% increase in the interest rate.

OTHER INCOME. Other income increased to $1.7 million in the first quarter of 2000 from an expense of $38,000 in the comparable quarter of 1999. This was primarily the result of a one-time sale of 1,085,000 shares of uMember common stock held by Wareforce. The proceeds of the sale approximated $2.1 million, net of selling costs. The Company also recorded a $0.4 million loss for its equity in the net loss of uMember for the quarter ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

           From inception through 1997, operations have been financed primarily through credit from vendors and manufacturers as well as from traditional revolving credit lines that are maintained with various financing companies. Currently, we have a $30.0 million line of credit that was obtained on August 27, 1998 and expires August 27, 2000, if not renewed.

           The actual level of borrowing capacity under our line of credit is based on the quantity and quality of our inventory and accounts receivable. Advances under the terms of credit line agreement are limited to the sum of 85% of eligible accounts receivable plus 75% of eligible inventory. Interest is payable at the finance company's prime rate (8.75% at March 31, 2000) and may be raised to the prime rate plus two percent under certain conditions.

           Our borrowings are also subject to certain covenants. Pursuant to the line of credit, we are required to maintain financial covenants related to our loans to our officers and a minimum net worth of $3.5 million. These covenants were amended in March 1999, effective December 31, 1998, and again in December 1999, effective August 31,1999. An additional amendment in March 1999 provided for a $2 million revolving sub-facility for Kennsco under the same terms as the original loan agreement. As of March 31, 2000, we were in compliance with the amended covenants.

           The credit facility is secured by substantially all of our assets and is personally guaranteed by a majority stockholder of the Company in the amount of $1.5 million. Total outstanding borrowings under the line of credit were $13.9 million as of March 31, 2000.

           The line of credit also includes inventory financing through Nations Credit Distribution Finance, Inc. Advances under this flooring plan are based upon qualified inventory purchases and bear no interest for 30 days. Interest is charged at a rate of 1.5% per month for payments we make beyond the initial 30-day period. Typically, we settle our inventory flooring plan payments within the 30-day period.

           Working capital improved during the quarter from ($6.5) million at December 31, 1999 to ($1.8) million at March 31, 2000. The Company generated $4.2 million in cash from operations during the quarter ended March 31, 2000 compared to ($0.4) million deficit in cash from operations during the quarter ended March 31, 1999.

           The Company's investing activities during the quarter ended March 31, 2000 generated cash of $2.1 million. Sale of 1,085,000 shares of uMember held by Wareforce generated $2.3 million net of selling costs, and was offset by purchases of property and equipment. In the comparable quarter of 1999, $750,000 cash was used in the acquisition of Kennsco, and $360,000 was used to acquire property and equipment.

           Net cash used in financing activities in the quarter ended March 31, 2000 was $2.7 million. Repayments on the line of credit were $4.7 million offset by the exercise of warrants of $1.8 million and an increase in long term debt of $0.1 million. Net cash provided by financing activities for the quarter ended March 31, 1999 was $1.4 million. The primary source of this financing activity was our $2.2 million equity placement, offset by $0.8 million in repayments against the line of credit.

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

PART II - OTHER INFORMATION

Item 1:    Legal Proceedings

           None

Item 2:    Changes in Securities

           None

Item 3:    Defaults Upon Senior Securities

           None

Item 4:    Submission of Matters to a Vote of Security Holders

           None

Item 5:    Other Information

           None

Item 6:    Exhibits and Reports on Form 8-K

           (a)       Exhibits

                     27.1 Financial Data Schedule

           (b)       Reports of Form 8-K

                     None

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       WAREFORCE.COM, INC.
                                       REGISTRANT



Date:   May 11, 2000                   By: /s/ DON HUGHES
                                          --------------------------------------
                                          Don Hughes, Chief Financial Officer