Form 10-Q
period 2000-06-30
WAREFORCE COM INC
filed 2000-08-21
CIK 1022901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________ to ______________

Commission File Number: 333-82327

                               WAREFORCE.COM, INC.
             (Exact name of registrant as specified in its charter)


State or other jurisdiction of                I.R.S. Employer I.D.
incorporation or organization: Nevada         Number:  87-0542988

2281 Rosecrans Ave., Suite 155
El Segundo, California                                90245
(Address of principal executive offices)            (ZIP CODE)

Registrant's telephone number, including area code:  (310) 725-5555

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

As of July 11, 2000 12,135,615 shares of Common Stock of the Registrant were issued and outstanding.

FORWARD-LOOKING STATEMENTS

Several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Wareforce.com, Inc., a Nevada corporation, and Subsidiaries (the "Company") wish to caution readers that forward-looking statements are based on assumptions, which may or may not prove accurate and accordingly are necessarily speculative. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Actual results could vary materially from those anticipated for a variety of reasons. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are advised to review "Risks Related to Our Financial Position" and "Risks Related to the Nature of Our Business" as reflected in our most recent Form 10-K filed with the SEC on April 13, 2000.


WAREFORCE.COM, INC. AND SUBSIDIARIES

INDEX

PART I  FINANCIAL INFORMATION
                                                                          Page
                                                                          ----
Item 1  Financial Statements

               Consolidated Balance Sheets
                 June 30, 2000 (unaudited) and December 31, 1999           3

               Consolidated Statements of Operations
                 Three and Six Month Periods Ended June 30, 2000,
                 (unaudited) and June 30, 1999 (unaudited)                 4

               Consolidated Statements of Cash Flows
                 Six Month Periods Ended June 30, 2000 (unaudited),
                 and 1999 (unaudited)                                      5

               Notes to Consolidated Financial Statements                  7

Item 2         Management's Discussion and Analysis of Financial
                 Conditions and Results of Operations                     13

PART II OTHER INFORMATION                                                 18

                      WAREFORCE.COM, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                    June 30, 2000      December 31, 1999
                                                                    -------------      -----------------
                                                                    (Unaudited)
ASSETS
Current assets:
Cash                                                                $  2,804,284         $    367,726
Trade receivables, net of allowance of $495,793 and $356,930
     at June 30, 2000, and December 31, 1999, respectively            34,807,402           24,518,262
Investment in sales-type leases-current                                1,076,778              865,142
Other receivables                                                      2,642,527            1,331,944
Inventories                                                            3,575,168            3,786,818
Prepaid expenses                                                         515,209              559,227
Income taxes receivable                                                   89,416              220,166
Deferred tax assets                                                      631,000              631,000
                                                                    ------------         ------------
          Total current assets                                        46,141,784           32,280,285

Property and equipment, net                                            3,430,368            2,236,125
Investment in uMember                                                    548,467                   --
Investment in sales-type leases, net of current                        1,581,782            1,556,054
Other assets                                                             231,131               72,058
Goodwill, net of amortization of $1,123,475 and $783,820
     at June 30, 2000 and December 31, 1999, respectively              3,956,450            4,147,386
                                                                    ------------         ------------
          Total assets                                              $ 55,889,982         $ 40,291,908
                                                                    ============         ============

LIABILITIES AND STOCKHOLDERS'  EQUITY
Current liabilities:
Line of credit                                                      $ 24,206,396         $ 18,591,340
Current portion of long - term debt                                    1,072,878            1,117,819
Accounts payable                                                      19,035,918           17,016,287
Accrued expenses                                                       1,232,065              812,703
Sales taxes payable                                                      571,688              554,903
Customer deposits                                                        406,294              704,542
                                                                    ------------         ------------
          Total current liabilities                                   46,525,239           38,797,594

Long - term debt, less current portion                                 1,631,319            1,437,111
                                                                    ------------         ------------
          Total liabilities                                           48,156,558           40,234,705
                                                                    ------------         ------------

Commitments

Minority interest                                                             --             (251,999)
Redeemable convertible series A preferred stock                        2,864,715                   --
Preferred stock, $.001 par value, 5,000,000 shares
    authorized, 454,545 shares issued and outstanding
    as of June 30, 2000. None at December 31, 1999

Stockholders' equity:
Common stock, $.001 par value, 50,000,000 authorized,
     12,135,615 and 10,831,948  shares issued and
     outstanding as of June 30, 2000 and December
     31, 1999, respectively                                               12,089               10,832
Additional paid-in capital                                            18,258,782           13,105,544
Stock subscription                                                       175,000                   --
Deferred compensation                                                   (279,933)                  --
Notes receivable and advances to stockholder                          (3,399,499)          (3,399,999)
Accumulated Deficit                                                   (9,897,730)          (9,407,175)
                                                                    ------------         ------------
          Total stockholders' equity                                   4,868,709              309,202

                                                                    ------------         ------------
          Total liabilities and stockholders' equity                $ 55,889,982         $ 40,291,908
                                                                    ============         ============

        The accompanying notes are an integral part of these consolidated financial statements.

                      WAREFORCE.COM, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                              Three Months Ended                     Six Months Ended
                                       -------------------------------       -------------------------------
                                          6/30/00           6/30/99            6/30/00             6/30/99
                                       ------------       ------------       ------------       ------------
Net Sales                              $ 45,579,549       $ 42,583,165       $ 82,869,140       $ 70,797,132
Cost of Sales                            39,677,732         37,318,432         73,098,688         62,584,400
                                       ------------       ------------       ------------       ------------
Gross Profit                              5,901,817          5,264,733          9,770,452          8,212,732

Selling, General & Administrative         5,618,441          4,951,921         10,219,715          8,298,064
                                       ------------       ------------       ------------       ------------
Operating (Loss) Income                     283,376            312,812           (449,263)           (85,332)

Interest Expense                           (259,138)          (175,836)          (566,154)          (320,545)
Interest Income                              34,521              2,136             88,628              4,561
Other Income (Expense)                      (32,868)           (23,895)         2,082,505            (61,800)
Equity Loss in uMember                     (510,851)                --           (948,870)                --

                                       ------------       ------------       ------------       ------------
Income (Loss) Before Taxes                 (484,960)           115,217            206,846           (463,116)
Provision (Benefit) for Taxes                    --                 --                 --                 --
                                       ------------       ------------       ------------       ------------
Net Income (Loss)                      $   (484,960)      $    115,217       $    206,846       $   (463,116)
                                       ============       ============       ============       ============


Basic and Diluted Earnings (Loss)
   Per Common Share                    $      (0.01)      $       0.01       $       0.02       $      (0.04)

Shares used to compute basic
   earnings (loss) per share             12,032,000         10,831,948         11,552,000         10,669,000

Shares used to compute diluted
   earnings (loss) per share             12,148,000         10,831,948         11,668,000         10,674,000


        The accompanying notes are an integral part of these consolidated financial statements.

                      WAREFORCE.COM, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                  Six Months Ended
                                                                                     June 30,
                                                                          -------------------------------
                                                                              2000               1999
                                                                          ------------       ------------
                                                                                    (Unaudited)
Operating Activities
Net income (loss)                                                         $    206,846       $   (463,116)
Adjustments to reconcile net income (loss)  to net cash used in operating activities:
         Depreciation and amortization                                         648,464            541,670
         Amortization of deferred compensation                                  63,000                 --
         Realized gain on investment                                        (2,149,975)                --
         Provision for bad debts                                                90,000             63,999
         Deferred taxes                                                             --              1,519
         Equity in net loss of uMember                                         948,870                 --
         Minority interest                                                          --            (37,447)

Changes in operating assets and liabilities:
         Accounts receivable                                               (10,237,562)        (5,743,166)
         Net investment in sales-type leases                                  (237,364)           (78,364)
         Other receivables                                                    (125,480)          (695,055)
         Inventory                                                             211,650         (1,361,837)
         Prepaid expenses                                                       24,535            (16,315)
         Income tax receivable                                                 130,750              2,680
         Other assets                                                         (159,073)            45,357
         Accounts payable                                                    2,028,778           (761,895)
         Accrued expenses                                                     (498,655)          (938,378)
                                                                          ------------       ------------
                 Net cash  used in operating activities                     (9,055,216)        (9,440,348)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property and equipment                                   (518,613)          (598,516)
         Proceeds from shares sold in uMember                                2,306,743                 --
         Cash used in acquisitions                                          (1,310,000)          (750,000)
                                                                          ------------       ------------
                 Net cash provided by (used in) investing activities           478,130         (1,348,516)

CASH FLOWS FROM FINANCING ACTIVITIES
         Net borrowings on line of credit                                    5,615,056          8,304,301
         Long term debt repayments                                             (44,941)          (289,592)
         Long term debt borrowings                                             194,208            117,286
         Notes receivable and advances to shareholders                             500            (17,710)
         Proceeds from issuance of common stock                                     --          2,197,500
         Proceeds from issuance of  Series A preferred stock                 3,359,623                 --
         Proceeds from exercise of warrants                                  1,855,827                 --
                                                                          ------------       ------------
                 Net cash provided by financing activities                  10,980,273         10,311,785

                                                                          ------------       ------------
NET INCREASE (DECREASE) IN CASH                                              2,403,187           (477,079)

CASH ACQUIRED IN ACQUISITION                                                    33,371             80,404

CASH, beginning of period                                                      367,726            817,721

                                                                          ------------       ------------
CASH, end of period                                                       $  2,804,284       $    421,046
                                                                          ============       ============

      The accompanying notes are an integral part of these financial statements.

                      WAREFORCE.COM, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

        Cash paid during the year for:
           Income taxes                                                     --            --
                                                                    ==========      ========
           Interest                                                 $  566,154      $320,545
                                                                    ==========      ========
NON-CASH FINANCING & INVESTING ACTIVITIES
        Conversion of debt into common stock                                --      $250,000
                                                                    ==========      ========
        Stock issued to acquire majority interest                           --      $172,500
                                                                    ==========      ========
        Equity increase in unconsolidated subsidiary                $2,069,605            --
                                                                    ==========      ========
        Value of warrants issued to non-employee to be
          amortized over service period                             $  253,337            --
                                                                    ==========      ========
        Value of stock issued to non-employee to be
          amortized over service period                             $  142,500            --
                                                                    ==========      ========
        Beneficial conversion feature of redeemable
          preferred stock amortized over nine months                $  310,520            --
                                                                    ==========      ========
        Acquisition of Westech
          Fair value of assets acquired not including goodwill      $  219,629            --
          Less: liabilities assumed                                    542,983            --
                                                                    ----------      --------
          Goodwill                                                  $  323,354            --
                                                                    ==========      ========

   The accompanying notes are an integral part of these financial statements.

WAREFORCE.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND GENERAL INFORMATION

        In our management's opinion, the unaudited consolidated balance sheet of Wareforce.com at June 30, 2000, and the unaudited statements of operations and unaudited consolidated statements of cash flows for the six month periods ended June 2000 and 1999 include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present these financial statements.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. You should read these statements in conjunction with our most recent Form 10K filed with the SEC on April 13, 2000.

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

        Significant Risk

        During 1999 and the first six months of 2000, the Company continued the expansion of its sales and technical services infrastructure through both internal growth and acquisition. As a result, the Company had a working capital deficit of $6.5 million and incurred a $2.5 million loss at December 31, 1999. For the six months ended June 30, 2000 the Company also incurred a net loss of $1.9 million before a one time gain of $2.1 million, related to the sale of a portion of its investment in uMember. Working capital was a $0.4 deficit million versus a $6.5 million deficit at December 31, 1999. The Company's business plan forecasts a return to profitability during the second half of 2000, which is not guaranteed, and additional acquisitions to further its penetration into the technical services and e-commerce marketplace. Management is implementing actions in conjunction with its business plan that focus on actions to increase margins, reduce costs, and improve liquidity. These actions include negotiations with suppliers to achieve more favorable costs and terms, evaluation of account profitability, and increasing focus on working capital management.

        In November 1999, the Company received a commitment of up to $20 million in debt financing to fund its acquisition strategy. The acquisitions must meet certain criteria to be approved for the funding. The Company also plans to raise additional working capital through private offerings of equity. Management believes that funds on hand, available through its line of credit and its ability to raise private equity subsequent to year-end, will be sufficient to fund its needs through December 31, 2000. During the first six months of 2000, approximately 1,100,000 Series A warrants and 83,000 Series B warrants were exercised, raising approximately $1.8 million. In addition, the sale of 1,085,000 shares of Wareforce holdings in uMember common stock have resulted in proceeds of $2.3 million, net of selling costs, to Wareforce. The Company also finalized a $3.5 million convertible preferred share private placement in May 2000, (see Note 6). However, there can be no assurance that the Company will obtain sufficient additional funds to execute its business plan or generate positive operating results. The Company's current line of credit which expires on August 27, 2000 has been verbally extended for another six months through February 27, 2001. The Company has reached an agreement on the material terms of the extension and is in the final stages of completing the written documentation of the extension. Prior to February 27, 2001 the Company will seek to make this facility permanent or pursue other facilities. There can be no assurance that the six month extension will be finalized or a permanent line will be obtained. Failure to finalize the documentation on the six month extension or obtain a new line will have severe adverse consequences for the Company.

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

        On May 16, 2000, we finalized our acquisition of Western Technologies Group, LLC (Westech) of Corona, California. Westech is a rapidly growing Internet developer and provider of online procurement applications, full desktop development and website hosting. It specializes in developing websites for e-commerce companies. The purchase price consists entirely of the assumption of certain liabilities, which total approximately $500,000 in exchange for assets. The purchase will be treated as an asset purchase with an assumption of liabilities.

        On June 5, 2000, we completed the purchase of certain assets and assumption of certain liabilities of Pacific Online Computers, Inc. d/b/a Online Connecting Point, a regional enterprise technology management firm with revenues of approximately $61 million in fiscal 1999. The purchase consisted of a combination of $1.3 million in cash, a $1.2 million note payable and the assumption of approximately $160,000 in liabilities. The note payable is contingent upon meeting certain performance requirements (as defined in the agreement). The calculation is done monthly with a maximum earn out of $25,000 per month through October 2002. As of June 30, 2000 the note payable has not been recorded as part of purchase price. The assets purchased include fixed and intangible assets. Liabilities assumed were the accrued vacation of Online employees that the company hired. Online is Southern California-based and provides businesses with hardware configuration, customer software image management, product delivery and maintenance. We assumed Online's customer contracts and employed virtually all of their approximately 120 employees. The majority of these employees are technical service employees, working onsite at customer locations. We believe that the Online acquisition strengthens both our Southern California presence as well as our ability to offer technical services.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Kennsco, Westech, and Online had occurred as of the beginning of fiscal 1999.


                                                    Six Months Ended June 30,
                                              --------------      -------------
                                                   2000               1999
                                              --------------      -------------
                                                         (unaudited)
Net Sales                                     $ 108,316,711       $ 102,357,634
Net (Loss) Income                             $  (4,605,509)      $      54,380
Net (Loss) Income Per Basic Common Share      $       (0.40)      $        0.01


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

        This transaction was part of an agreement entered into in January 2000 with Art Cards, Inc. (AC), a Colorado corporation in which AC acquired all of the outstanding common stock of uMember in exchange for 15,000,000 restricted shares of AC. The transaction will be accounted for as a reverse merger acquisition, which results in a recapitalization of uMember in as much as it is deemed to be the acquiring entity for accounting purposes. The Company's ownership in uMember will be diluted from the post reverse merger and private placement from 70% as of December 31, 1999 to 39%. The recording of these transactions resulted in an increase $2,069,000 in the Company's investment in uMember, which has been recorded in equity under Staff Accounting Bulletin 51 (SAB 51), "Accounting for Sales of Stock by a Subsidiary." SAB 51 requires that the difference between the carrying amount of the parent's investment in the subsidiary and the underlying net book value of the subsidiary, after the stock issuance transaction by the subsidiary, be reflected as a gain or loss in the consolidated financial statements, or as a capital transaction. As a result of the reduction in ownership percentage, uMember is being unconsolidated as of March 16, 2000 and will be accounted for under the equity method of accounting.

        As uMember is now an unconsolidated subsidiary, the following unaudited Statements of Operations represent their financial position as a stand-alone company for the periods indicated.

                                                    Six Months Ended June 30,
                                                -------------------------------
                                                    2000               1999
                                                ------------       ------------
Net Sales                                       $    104,063                 --
Cost of Goods Sold                                   167,745                 --
                                                ------------       ------------
Gross Profit                                         (63,682)                --

Selling, General & Administrative Expenses         1,966,842            123,524
                                                ------------       ------------
Loss from Operations                              (2,030,524)          (123,524)

Interest Expense                                     (35,969)
                                                                         (2,449)
Other Income (Expense)                                    --                 --
                                                ------------       ------------
Loss Before Taxes                                 (2,066,493)          (125,973)

Provision (Benefit) for Income Taxes
                                                         800                800
                                                ------------       ------------
Net Loss                                        $ (2,067,293)      $   (126,773)
                                                ============       ============
Net Loss Per Common Share of Common Stock       $      (0.14)      $      (0.02)
                                                ============       ============
Average Common Shares Outstanding                 14,686,000          5,000,000
                                                ============       ============

NOTE 3 - EARNINGS PER SHARE

        During a loss period the assumed exercise of in the money stock options and warrants has an anti-dilutive effect. There were approximately 1,219,000 and 2,490,000 options and warrants whose exercise price was less than the market price at June 30, 2000 and 1999 respectively. Additionally, there were approximately 1,041,000 and 10,000 options and warrants whose exercise price exceeded the market price at June 30, 2000 and 1999 respectively. The potential dilutive effect of these options and warrants was approximately 116,000 at June 30, 2000.

Net Income (Loss) Per Common Share (in thousands, except per share amounts)

Net income (loss) per common share is calculated as follows: (Unaudited)

                                                                   Six Months Ended June 30,
                                          ---------------------------------------------------------------------------
                                                          2000                                   1999
                                          -----------------------------------     -----------------------------------
                                            Net                     Per-Share       Net                     Per-Share
                                          Income         Shares      Amount        Loss         Shares       Amount
                                          -------       -------     ---------     -------       -------     ---------
                                                                (net income and shares in 000s)
Net Income                                $   207                                    (463)
Less: Preferred Stock Dividends              (352)
                                          -------
Basic earnings per share
Income avail. to common shareholders         (145)       11,552       (0.01)         (463)       10,669      $(0.04)
                                                                     ======                                  ======


Effect of Dilutive Securities
Common stock and warrants                      --           116                        --             5
                                          -------       -------                   -------       -------

Diluted earnings per share
Net income (loss) available to
 common stockholders plus
 assumed conversions                      $  (145)       11,668      $(0.01)         (463)       10,674      $(0.04)
                                          =======       =======      ======       =======       =======      ======


NOTE 4 - SEGMENT REPORTING

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

        The Company operates predominately in a single industry segment as a reseller of computer-based technology products and services. Based on geographic location, the Company has three principal segments. These segments are 1) West Coast, 2) Midwest, and 3) East Coast. The chief operating decision maker manages and reviews the results of these regions at the revenue, gross margin and income
(loss) from operations
level. The total assets at each region are insignificant and therefore, are not allocated. The accounting policies of the segments are the same as those described in Note 1 to the December 31, 1999 financial statements included in the Company's Form 10-K filed with the Securities and Exchange Commission.

Financial information by geographic areas is as follows:

For the three months ended June 30, 2000

                                                                                       Corporate
                                    West Coast        Mid-West         East Coast       Expenses         Consolidated
                                    ----------        ---------        ----------      -----------       ------------
 Revenue                            41,087,887        3,900,959           590,703               --        45,579,549

 Gross Profit                        4,775,357        1,045,420            81,040               --         5,901,817

 Expenses                            2,065,116        1,020,900            58,850        2,473,575         5,618,441

 Income (Loss) from Operations       2,710,241           24,520            22,190       (2,473,575)          283,376


For the three months ended June 30, 1999


                                                                                       Corporate
                                    West Coast        Mid-West         East Coast       Expenses         Consolidated
                                    ----------        ---------        ----------      -----------       ------------
 Revenue                            37,655,224        4,231,954           695,987               --        42,583,165

 Gross Profit                        3,722,778        1,426,763           115,192               --         5,264,733

 Expenses                            1,701,200        1,303,293            76,479        1,870,949         4,951,920

 Income (Loss) from Operations       2,021,578          123,470            38,713       (1,870,949)          312,813


For the six months ended June 30, 2000


                                                                                       Corporate
                                    West Coast        Mid-West         East Coast       Expenses         Consolidated
                                    ----------        ---------        ----------      -----------       ------------

 Revenue                            73,599,467        7,736,882         1,532,791               --        82,869,140

 Gross Profit                        7,633,545        1,942,052           194,855               --         9,770,452

 Expenses                            3,661,082        2,046,854           110,249        4,401,530        10,219,715

 Income (Loss) from Operations       3,972,463         (104,802)           84,606       (4,401,530)         (449,263)


For the six months ended June 30, 1999


                                                                                       Corporate
                                    West Coast        Mid-West         East Coast       Expenses         Consolidated
                                    ----------        ---------        ----------      -----------       ------------
 Revenue                            65,003,292        4,231,954         1,561,886               --        70,797,132

 Gross Profit                        6,567,808        1,426,763           218,161               --         8,212,732

 Expenses                            3,333,146        1,303,293           149,635        3,511,991         8,298,064

 Income (Loss) from Operations       3,234,662          123,470            68,526       (3,511,991)          (85,332)


NOTE 5 - NON-EMPLOYEE WARRANTS and STOCK OPTIONS

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

In May 2000, the Series B warrants were repriced at $1.50 per share. The increase in fair value of the warrants as of the date of the repricing was $345,000, and was recorded in stockholder's equity in the accompanying consolidated financial statements. The warrants were valued using the Black Scholes option pricing model with the following weighted assumptions: 0 dividend yield, expected volatility of 81.23%, weighted average risk-free interest rate of 5.7%, and expected life of two years.

In June 2000 the Company issued 60,000 stock options exercisable at between $2.25 to $3.00 per share for investment services to an individual and a corporation. Compensation expense has been deferred and will be recognized over the related service period.

NOTE 6 - CONVERTIBLE PREFERRED SHARES

        On May 2, 2000 Wareforce finalized a $3.5 million convertible preferred share private placement. Wareforce issued 454,545 preferred shares with a 6% coupon payable semi-annually. The preferred shares are convertible to common shares based on a series of formulas at the lessor of 150% of the common stock average bid price on the closing date or 95% to 107% of the bid price at the time of conversion depending on the time held. The preferred shares are to be registered within 120 days of the closing date. The preferred shares are not convertible for a period of nine months if the closing bid price is below $4.25. The preferred shares must be converted to common shares at the end of three years. 116,667 five-year warrants were issued in connection with the preferred stock issuance. The warrants are convertible at 125% of the bid price on the closing date. In addition, we issued common stock, 64,167 common shares, and 182,354 warrants to purchase shares of common stock at $4.19 per share, as finders' fees in connection with the private placement.


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

        The following table sets forth certain financial data as a percentage of sales for the periods indicated:

The following table sets forth certain financial data as a percentage of sales for the periods indicated:

                                      Three month's ended     Six month's ended
                                      -------------------     ------------------
                                      6/30/00     6/30/99     6/30/00    6/30/99
                                      -------     -------     -------    -------
Net Sales                              100.0%      100.0%      100.0%      100.0%
Cost of Sales                           87.0%       87.6%       88.2%       88.4%
                                       -----       -----       -----       -----
Gross Profit                            13.0%       12.4%       11.8%       11.6%

Selling, General & Administrative       12.3%       11.7%       12.3%       11.7%
                                       -----       -----       -----       -----
Operating Income (Loss)                  0.7%        0.7%       -0.5%       -0.1%

Interest Expense                        -0.6%       -0.4%       -0.6%       -0.5%
Interest Income                          0.1%        0.0%        0.1%        0.0%
Other Income (Expense)                  -0.1%        0.0%        2.5%       -0.1%
Minority Interest                       -1.1%        0.0%       -1.1%        0.0%
                                       -----       -----       -----       -----
Income (Loss) Before Taxes              -1.0%        0.3%        0.3%       -0.7%
Provision (Credit) for Taxes             0.0%        0.0%        0.0%        0.0%
                                       -----       -----       -----       -----
Net Income (Loss)                       -1.0%        0.3%        0.3%       -0.7%
                                       =====       =====       =====       =====

Comparison of the three months and six months ended June 30, 2000 and 1999.

        NET SALES. During the second quarter of 2000 net sales were $45.5 million compared to $42.6 million for the comparable period in 1999. This is an increase of $2.9 million or 6.8%. This was primarily attributable to the acquisition of Pacific Online, purchased on June 5, 2000 which accounted for $5.0 million of the growth offset by a decrease of $(2.3) million in current business of Wareforce. This decrease was primarily due to the loss of software licensing revenue caused by the expiration of the State of Florida Microsoft Contract and the termination of our LAR (Large Account Reseller) agreement with Microsoft as of June 30, 2000. The loss of this revenue is not expected to materially affect the Company due to the low margins of this business. The increase in revenues of $2.9 million was achieved primarily by a $7.4 million increase in hardware, and a $(5.9) million decrease in software licensing. Revenue in software, service and web development accounted for the remaining $1.4 million increase.

        Net sales for the six months ended June 30, 2000, were $82.9 million compared to $70.8 million for the comparable period in 1999. This is an increase of $12.1 million or 17.1%. This increase is attributable as follows: $5.0 million due to the acquisition of Pacific Online, $3.4 million due to the increased sales to an existing Wareforce customer, $3.5 million due to including Kennsco for six months in 2000 and only three months in 1999, and $0.2 million due to the acquisition of Westech, a Web development company acquired on May 15, 2000.

        GROSS PROFIT. As a percentage of net sales our gross profit margin (GPM) during the second quarter of 2000 was 13.0% compared to 12.4% for the same period in 1999. There were a number compensating changes contributing to the margin. At the end of 1999 Apple changed their business model and no longer used independent sales agents to augment their sales force. This resulted in a change of $(0.9) million in gross margin or (2.2) percentage points of GPM. An increase in gross margin of $1.3 million for hardware or 2.5 percentage points more than offset this decrease. The better hardware GPM was due to higher manufacturer rebates in 2000 compared to 1999. A true up of rebate accruals during June 2000 of $0.7 million contributed 1.3 percentage points to the GPM. Technical service margins contributed (0.7) percentage points less in 2000 than they did in 1999. This was due to increased competition in the technical services marketplace. Increased competition in the software licensing business accounted for a $(0.3) million reduction or a (0.7) percentage point decrease. Overall these changes increased the overall margin by 0.5 percentage points.

        For the six months ended June 30, 2000 our gross margin was 11.8% compared to 11.6% for the same period last year. The .2% improvement for the six months was primarily due to improved hardware gross margins and an accrual reversal in the second quarter.

        SELLING, GENERAL, & ADMINISTRATIVE EXPENSES (SG&A). SG&A for the second quarter of 2000 as well as for the six months ended increased to 12.3% from 11.7%, as a percentage of sales, compared to the comparable periods of 1999. This increase of $0.7 million is primarily due to following: Expenses incurred in preparing for entry into the European marketplace accounted for $0.3 million, the hiring of senior management in the quarter into previously vacant positions including a new president, Chief Information Officer, and Corporate Controller accounted for $0.2 million, increased Information Systems costs to enhance our information technology infrastructure added $0.1 million and the acquisition of Westech, a web development company added $0.1 million.

INTEREST EXPENSE. Interest expense increased to $259,000 from $176,000 in the three months ended June 30, 2000 over the comparable period in 1999. Approximately $48,000 was due to increased borrowing and $35,000 was due to increased interest rate from 7.75% per annum in 1999 rising to 9.5% per annum in 2000. The increased borrowing is due to hardware being a higher percentage of the business in 2000 and an increase in deferred compensation arising from higher rebates for the hardware business. The manufacturers pay their rebates slower than the terms we receive from the distributors which increases the company's borrowing.

For the six months ended June 30, 2000 interest expense increased to $566,000 from $321,000 over the comparable period in 1999. Approximately $145,000 was due to increased borrowing and $100,000 was due to increased interest rates from 7.75% per annum in 1999 rising to 9.5% per annum in 2000.

OTHER INCOME. Loss of uMember accounted for on the equity method was $(438,000) for the three months ended March 31, 2000 and $(949,000) for the six months ended June 30, 2000. In the comparable periods in 1999 uMember was a consolidated subsidiary and therefore was not accounted for on an equity method.

For the six months ended June 30, 2000 gain on shares sold in uMember was the result of a one-time sale of 1,085,000 shares of uMember common stock held by Wareforce. The proceeds of the sale approximated $2.3 million, net of selling costs.

LIQUIDITY AND CAPITAL RESOURCES

        From inception through 1997, operations have been financed primarily through credit from vendors and manufacturers as well as from traditional revolving credit lines that are maintained with various financing companies. Currently we have a $30 million line of credit that is scheduled to expire on August 27, 2000. We have reached an agreement on the material terms of a six month extension and are in the final stages of completing the written documentation of the extension. Prior to February 27, 2001 we will seek to make this facility permanent or pursue other facilities. There can be no assurance that the six month extension will be finalized or a permanent line will be obtained. Failure to finalize the documentation on the six month extension or obtain a new line will have severe adverse consequences for us.

        The actual level of borrowing capacity under our line of credit is based on the quantity and quality of our inventory and accounts receivable. Advances under the terms of credit line agreement are limited to the sum of 85% of eligible accounts receivable plus 75% of eligible inventory. Interest is payable at the finance company's prime rate (9.50% at June 30, 2000) and may be raised to the prime rate plus two percent under certain conditions.

        Our borrowings are also subject to certain covenants. Pursuant to the line of credit, we are required to maintain financial covenants related to our loans to our officers and a minimum net worth of $3.5 million. These covenants were amended in March 1999, effective December 31, 1998, and again in December 1999, effective August 31,1999. An additional amendment in March 1999 provided for a $2 million revolving sub-facility for Kennsco under the same terms as the original loan agreement. As of June 30, 2000, we were in compliance with the amended covenants.

        The credit facility is secured by substantially all of our assets and is personally guaranteed by a majority stockholder of the Company in the amount of $1.5 million. Total outstanding borrowings under the line of credit were $24.2 million as of June 30, 2000.

        The line of credit also includes inventory financing through Bank of America Commercial Finance, formerly, Nations Credit Distribution Finance, Inc. Advances under this flooring plan are based upon qualified inventory purchases and bear no interest for 30 days. Interest is charged at a rate of 1.5% per month for payments we make beyond the initial 30-day period. Typically, we settle our inventory flooring plan payments within the 30-day period.

        Bank of America Commercial Finance has given us notice that effective August 27, 2000 they will no longer provide a flooring facility to us. We have reached an agreement with another flooring facility with substantially the same terms and are in the final stages of completing the written documentation of the agreement. Prior to February 27, 2001 we will seek to make this facility permanent or pursue other facilities. There can be no assurance that this agreement will be finalized or a permanent flooring facility will be obtained. Failure to obtain a new agreement will have severe adverse consequences for us.

        Compared to December 31, 1999, total assets grew 38.6% to $55.9 million and stockholders' equity grew 1475% to $4.9 million. Working capital improved during the quarter from ($6.5) million at December 31, 1999 to ($0.4) million at June 30, 2000. The Company used $(9.1) million in cash from operations for the six months ended June 30, 2000 compared to $(9.4) million deficit in cash from operations during the six months ended June 30, 1999. The month of June typically is a larger sales month than other months because it is fiscal year end for a couple of our larger customers. Because of this, a significant amount of capital is tied up in accounts receivable at month end.

        The Company's investing activities during the six months ended June 30, 2000 generated cash of $0.5 million. Sale of 1,085,000 shares of uMember held by Wareforce generated $2.3 million net of selling costs. This was offset by the purchase of Pacific Online, which was paid, in part, by $1.3 million in cash. Another $0.5 million was used for the purchase of property and equipment. In the comparable six months of 1999, $0.8 million cash was used in the acquisition of Kennsco, and $0.6 million was used to acquire property and equipment.

        Net cash provided by financing activities in the six months ended June 30, 2000 was $11.0 million. The Company raised $3.4 million in cash from the issuance of 454,545 shares of preferred shares. In addition it raised $1.9 million by the exercise of warrants. Increased borrowing on the line of credit was $5.6 million and long term debt increased by $0.2 million. Net cash provided by financing activities for the six months ended June 30, 1999 was $10.3 million. The primary source of this financing activity was the borrowing of $8.3 million against the line of credit coupled with the $2.2 million equity placement. The large increase in the line of credit was needed to fund the increase in accounts receivable for the month of June. The cash raised through the issuance of preferred shares is being used for acquisitions and working capital.

        Many factors relating to obtaining financing are beyond our control. Decreases or material limitations on the amount of borrowings available to us under our line of credit or other financing arrangement, inability to secure financing facilities such as floor plan financing provided by manufacturers and vendors, will adversely affect our ability to fill sales orders and/or increase our sales. It will also adversely affect our financial position and operating results. We cannot guarantee that our creditors will continue to extend credit to us in the amounts they currently do.

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


                                            WAREFORCE.COM, INC.
                                            ------------------------
                                            REGISTRANT



Date: August 21, 2000
                                            By:  /s/ DON HUGHES
                                               ---------------------------------
                                            Don Hughes, Chief Financial Officer