Form 10-Q
period 2000-09-30
WAREFORCE COM INC
filed 2000-11-14
CIK 1022901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [ ] NO [X]

As of September 30, 2000 12,167,615 shares of Common Stock of the Registrant were issued and outstanding.

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


WAREFORCE.COM, INC. AND SUBSIDIARIES

INDEX

PART I   FINANCIAL INFORMATION
------   ---------------------                                           Page
                                                                         ----
Item 1   Financial Statements

         Consolidated Balance Sheets
                  September 30, 2000 (unaudited) and December 31, 1999      3

         Consolidated Statements of Operations
                  Three and Nine Month Periods Ended September 30, 2000,
                  (unaudited) and September 30, 1999 (unaudited)            4

         Consolidated Statements of Cash Flows
                  Nine Month Periods Ended September 30, 2000
                  (unaudited), and 1999 (unaudited)                         5

         Notes to Consolidated Financial Statements                         7

Item 2   Management's Discussion and Analysis of Financial                 13
           Conditions and Results of Operations

PART II  OTHER INFORMATION                                                 18

                      WAREFORCE.COM, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                     September 30, 2000   December 31, 1999
                                                                        (Unaudited)
                                                                        ------------        ------------
Assets
Current assets:
Cash                                                                    $    826,997       $    367,726
Trade receivables, net of allowance of $406,982 and $356,930 at
     September 30, 2000, and December 31, 1999, respectively              36,919,664         24,518,262
Investment in sales-type leases-current                                    1,085,229            865,142
Other receivables                                                          2,275,836          1,331,944
Inventories                                                                3,984,112          3,786,818
Prepaid expenses                                                             514,221            559,227
Income taxes receivable                                                         --              220,166
Deferred tax assets                                                          525,739            631,000
                                                                        ------------       ------------
          Total current assets                                            46,131,798         32,280,285

Property and equipment, net                                                3,418,274          2,236,125
Investment in uMember                                                        366,960               --
Investment in sales-type leases, net of current                            1,610,228          1,556,054
Other assets                                                                 214,643             72,058
Related Party Receivable                                                     181,079               --
Goodwill, net of amortization of $1,276,682 and $783,820
     at September 30, 2000 and December 31, 1999, respectively             3,801,929          4,147,386
                                                                        ------------       ------------
          Total assets                                                  $ 55,724,911       $ 40,291,908
                                                                        ============       ============

LIABILITIES AND STOCKHOLDERS'  EQUITY
Current liabilities:
Line of credit                                                          $ 27,963,484       $ 18,591,340
Current portion of long - term debt                                        1,098,831          1,117,819
Accounts payable                                                          14,308,554         17,016,287
Accrued expenses                                                             977,941            812,703
Notes Payable                                                                128,313               --
Sales taxes payable                                                        1,417,061            554,903
Customer deposits                                                          1,416,767            704,542
                                                                        ------------       ------------
          Total current liabilities                                       47,310,951         38,797,594

Long - term debt, less current portion                                     1,645,095          1,437,111
                                                                        ------------       ------------
          Total liabilities                                               48,956,046         40,234,705
                                                                        ------------       ------------

Commitments

Minority interest                                                               --             (251,999)
Redeemable convertible series A preferred stock                            3,348,915               --
    454,545 shares issued and outstanding
    as of September 30, 2000. None at December 31, 1999
    undesignated preferred stock $.001 par value,
    5,000,000 shares authorized

Stockholders' equity:
Common stock, $.001 par value, 50,000,000 authorized, 12,167,615 and 10,831,948  shares issued and outstanding
     as of September 30, 2000 and December 31, 1999,  respectively            12,168             10,832
Additional paid-in capital                                                18,433,703         13,105,544
Deferred compensation                                                       (202,871)              --
Notes receivable and advances to stockholder                              (3,399,499)        (3,399,999)
Accumulated Deficit                                                      (11,423,551)        (9,407,175)
                                                                        ------------       ------------
          Total stockholders' equity                                       3,419,950            309,202

                                                                        ------------       ------------
          Total liabilities and stockholders' equity                    $ 55,724,911       $ 40,291,908
                                                                        ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                      WAREFORCE.COM, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                               Three month's ended                    Nine month's ended
                                       ---------------------------------       ---------------------------------
                                          9/30/00             9/30/99             9/30/00             9/30/99
                                       -------------       -------------       -------------       -------------
Net Sales                              $  51,635,103       $  37,473,644       $ 134,504,243       $ 108,270,776
Cost of Sales                             45,023,857          32,989,134         118,122,545          95,573,534
                                       -------------       -------------       -------------       -------------
Gross Profit                               6,611,246           4,484,510          16,381,698          12,697,242

Selling, General & Administrative          6,787,874           5,478,145          17,005,129          13,776,210
                                       -------------       -------------       -------------       -------------
Operating Loss                              (176,628)           (993,635)           (623,431)         (1,078,968)

Interest Expense                            (471,242)           (178,810)         (1,037,397)           (493,079)
Interest Income                               14,675               1,715             103,302                --
Other (Expense) Income                       (62,563)             39,110           2,017,482             (22,689)
Equity Loss in uMember                      (276,166)               --            (1,225,036)               --

                                       -------------       -------------       -------------       -------------
Loss Before Taxes                           (971,924)         (1,131,620)           (765,080)         (1,594,736)
Provision (Benefit) for Taxes                   --                  --                  --                  --
                                       -------------       -------------       -------------       -------------
Net Loss                               ($    971,924)      ($  1,131,620)      ($    765,080)      ($  1,594,736)
                                       =============       =============       =============       =============


Basic and Diluted Loss
   Per Common Share                    $       (0.09)      $       (0.10)      $       (0.07)      $       (0.15)

Shares used to compute basic
   loss per share                         11,773,259          10,831,948          11,757,259          10,721,421

Shares used to compute diluted
   loss per share                         11,773,259          10,831,948          11,757,259          10,721,421


The accompanying notes are an integral part of these consolidated financial statements.

                WAREFORCE.COM, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                            Nine Months Ended
                                                                                              September 30
                                                                                     -------------------------------
                                                                                         2000               1999
                                                                                     ------------       ------------
                                                                                               (Unaudited)

Operating Activities
Net loss                                                                             ($   765,080)      ($ 1,594,736)
Adjustments to reconcile net loss  to net cash used in operating activities:
        Depreciation and amortization                                                   1,194,087            914,909
        Amortization of deferred compensation                                              77,062               --
        Realized (loss) gain on investment                                             (2,149,977)             7,954
        Provision for bad debts                                                           183,094             78,999
        Deferred taxes                                                                       --               14,867
        Equity in net loss of uMember                                                   1,225,036               --
        Minority interest                                                                    --             (131,545)

Changes in operating assets and liabilities:
        Accounts receivable                                                           (12,442,918)        (1,140,915)
        Net investment in sales-type leases                                              (274,261)            20,637
        Other receivables                                                                (963,125)        (1,103,631)
        Intercompany Receivable                                                         1,204,336
        Inventory                                                                        (197,294)        (2,442,656)
        Prepaid expenses                                                                   25,521              8,680
        Income tax receivable                                                             325,427            (21,116)
        Other assets                                                                     (323,664)            20,603
        Related Party Receivable                                                         (142,585)              --
        Accounts payable                                                               (2,698,586)         1,713,126
        Notes Payable                                                                      73,655               --
        Sales Tax Payable                                                                 834,195             10,474
        Customer Deposits                                                                 712,225         (1,405,719)
        Accrued expenses                                                                 (471,165)         2,412,209
                                                                                     ------------       ------------
                     Net cash  used in operating activities                           (14,431,432)        (2,637,860)

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property and equipment                                               (799,618)          (862,448)
        Purchase of marketable securities                                                    --              (21,304)
        Proceeds from shares sold in uMember                                            2,306,743               --
        Cash used in acquisitions                                                      (1,385,000)          (750,000)
                                                                                     ------------       ------------
                     Net cash provided by (used in) investing activities                  122,125         (1,633,752)

CASH FLOWS FROM FINANCING ACTIVITIES
        Net borrowings on line of credit                                                9,372,144          3,359,594
        Long term debt repayments                                                         (18,988)          (605,506)
        Long term debt borrowings                                                         207,984               --
        Notes receivable and advances to shareholders                                         500               --
        Proceeds from issuance of common stock                                               --            2,197,500
        Proceeds from issuance of  Series A preferred stock                             3,359,623               --
        Dividends Paid                                                                    (41,883)
        Proceeds from exercise of warrants                                              1,855,827               --
                                                                                     ------------       ------------
                     Net cash provided by financing activities                         14,735,207          4,951,588

                                                                                     ------------       ------------
NET INCREASE IN CASH                                                                      425,900            679,976

CASH ACQUIRED IN ACQUISITION                                                               33,371             80,404

CASH, beginning of period                                                                 367,726            817,721

                                                                                     ------------       ------------
CASH, end of period                                                                  $    826,997       $  1,578,101
                                                                                     ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                      WAREFORCE.COM, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (continued)



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        Cash paid during the year for:
           Income taxes                                                                      --                 --
                                                                                     ============       ============

           Interest                                                                  $  1,037,397       $    493,079
                                                                                     ============       ============

NON-CASH FINANCING & INVESTING ACTIVITIES
        Conversion of debt into common stock                                                 --         $    250,000
                                                                                     ============       ============

        Stock issued to acquire majority interest                                            --         $    172,500
                                                                                     ============       ============

        Equity increase in unconsolidated subsidiary                                 $  2,069,605               --
                                                                                     ============       ============

        Value of warrants issued to non-employee to be
          amortized over service period                                              $    253,337               --
                                                                                     ============       ============

        Value of stock issued to non-employee to be
          amortized over service period                                              $    142,500               --
                                                                                     ============       ============

        Beneficial conversion feature of redeemable
          preferred stock amortized over nine months                                 $    310,520               --
                                                                                     ============       ============

        Acquisition of Westech
          Fair value of assets acquired not including goodwill                       $    219,629               --
          Less: liabilities assumed                                                       577,983               --
                                                                                     ------------       ------------
          Goodwill                                                                   $    358,354               --
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

                              WAREFORCE.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND GENERAL INFORMATION

         In management's opinion, the unaudited consolidated balance sheet of Wareforce.com at September 30, 2000, and the unaudited statements of operations and unaudited consolidated statements of cash flows for the nine month periods ended September 2000 and 1999 include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present these financial statements.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. You should read these statements in conjunction with the company's most recent Form 10-K filed with the SEC on April 13, 2000.

         The preparation of financial statements in conformity with generally accepted accounting principles requires the company to make certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates in these financial statements include allowances for uncollectible accounts receivable, unreimbursed product returns and net realizable value of rebates. Actual results could differ from those estimates.

         Significant Risk

During 1999 and the first nine months of 2000, the Company continued the expansion of its sales and technical services infrastructure through both internal growth and acquisition. As a result, the Company had a working capital deficit of $6.5 million and incurred a $2.5 million loss at December 31, 1999. For the nine months ended September 30, 2000 the Company also incurred a net loss of $1.6 million before a one time gain of $2.1 million, related to the sale of a portion of its investment in uMember and a $1.3 million equity loss in uMember. Working capital improved to a $1.2 million deficit versus a $6.5 million deficit at December 31, 1999. The Company's business plan projects additional acquisitions to further its penetration into the technical services and e-commerce marketplace. Management is implementing actions in conjunction with its business plan that focus on actions to increase margins, reduce costs, and improve liquidity. These actions include negotiations with suppliers to achieve more favorable costs and terms, evaluation of account profitability, and increasing focus on working capital management.

        The following are events that have taken place that the Company believes will not have a material impact on its operations. In June 2000 Microsoft did not renew its LAR (Large Account Reseller) agreement with the Company.

The loss of this contract in not expected to materially affect the Company due to the low margins in this business.

         In August 2000 the Company terminated its relationship with a lender that had given the Company a commitment of up to $20 million in debt financing to fund the Company's acquisition strategy. Over the past several months the Company has determined that the lender is unable to fulfill its obligation.

         The Company plans to raise additional working capital through private offerings of equity. Management believes that funds on hand and funds available through its line of credit will be sufficient to fund its needs through December 31, 2000. During the first nine months of 2000, approximately 1,100,000 Series A warrants and 119,000 Series B warrants were exercised, raising approximately $2.0 million. In addition, the sale of 1,085,000 shares of Wareforce holdings in uMember common stock have resulted in proceeds of approximately $2.3 million, net of selling costs, to Wareforce. The Company also finalized an approximately $3.2 million, net of selling costs, convertible preferred share private placement in May 2000 and an approximately $600,000 common stock private placement in October 2000. However, there can be no assurance that the Company will obtain sufficient additional funds to execute its business plan or generate positive operating results.

         The Company's credit facility expires on February 27, 2001. The bank has notified the Company that it does not intend to renew the facility. The Company is in the process of seeking a new lender to replace the current financing facility. There can be no assurance that a new lender will be found or a new facility obtained. Failure to obtain a new credit line will have severe consequences to the Company. The Company has been advised by its independent public accountants that if this contingency has not been resolved prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2000, (which will also occur around February 27, 2001) their auditors' report on those financial statements will be qualified as being subject to the ultimate outcome of that contingency.

         The Company guaranteed a $1 million lease obligation for uMember, in which uMember is currently in default. The Company believes uMember will negotiate a favorable resolution in relation to the default.


         Acquisitions

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

         On May 16, 2000, the Company finalized its acquisition of Western Technologies Group, LLC (Westech) of Corona, California. Westech is a rapidly growing Internet developer and provider of online procurement applications, full desktop development and website hosting. It specializes in developing websites for e-commerce companies. The purchase price consists entirely of the assumption of certain liabilities, which total approximately $500,000 in exchange for assets.

The purchase will be treated as an asset purchase with an assumption of liabilities.

         On June 5, 2000, the Company completed the purchase of certain assets and assumption of certain liabilities of Pacific Online Computers, Inc. d/b/a Online Connecting Point, a regional enterprise technology management firm with revenues of approximately $61 million in fiscal 1999. The purchase consisted of a combination of $1.3 million in cash, a $1.2 million note payable and the assumption of approximately $160,000 in liabilities. The note payable is contingent upon meeting certain performance requirements (as defined in the agreement). The calculation is done monthly with a maximum earn out of $50,000 per month through October 2002. The assets purchased include fixed and intangible assets. Liabilities assumed were the accrued vacation of Online employees that the company hired. Online is Southern California-based and provides businesses with hardware configuration, customer software image management, product delivery and maintenance. The Company assumed Online's customer contracts and employed virtually all of their approximately 120 employees. The majority of these employees are technical service employees, working onsite at customer locations. The Company believes that the Online acquisition strengthens both its Southern California presence as well as its ability to offer technical services.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Kennsco, Westech, and Online had occurred as of the beginning of fiscal 1999.


                                      Nine Months Ended September 30,
                                     ---------------------------------
                                          2000               1999
                                     -------------       -------------
Net Sales                            $ 160,053,989       $ 123,998,670
Net Loss                             $  (1,685,206)      $    (379,269)
Net Loss Per Basic Common Share      $       (0.14)      $       (0.04)


NOTE 2 - uMEMBER

         In April 1999 the Company exchanged 30,000 shares of its common stock for a 70% interest in uMember, a start up entity. The transaction was valued at $5.75 per Wareforce share, the fair market value on the date that the shares were issued as determined by the closing price of the Company's common stock as quoted on the NASD Electronic Bulletin Board. As there were no assets or liabilities on the date of the Company's investment, the entire purchase price was allocated to goodwill.

         In February and March 2000, uMember sold 2,000,000 shares of common stock, in a private placement, at an issue price of $2.50 per share for net proceeds of approximately, $3.8 million.

         This transaction was part of an agreement entered into in January 2000 with Art Cards, Inc. (AC), a Colorado corporation in which AC acquired all of the outstanding common stock of uMember in exchange for 15,000,000 restricted shares of AC. The transaction is accounted for as a reverse merger acquisition, which resulted in a recapitalization of uMember in as much as it is deemed to be the acquiring entity for accounting purposes. The Company's ownership in uMember will be diluted as a result of the post reverse merger and private placement from 70% as of December 31, 1999 to 39%. The recording of these transactions resulted in an increase of $2,069,000 in the Company's investment in uMember, which has been recorded in equity under Staff Accounting Bulletin 51 (SAB 51), "Accounting for Sales of Stock by a Subsidiary." SAB 51 requires that the difference between the carrying amount of the parent's investment in the subsidiary and the underlying net book value of the subsidiary, after the stock issuance transaction by the subsidiary, be reflected as a gain or loss in the consolidated financial statements, or as a capital transaction. As a result of the reduction in ownership percentage, uMember is being unconsolidated as of March 16, 2000 and will be accounted for under the equity method of accounting.

         As uMember is now an unconsolidated subsidiary, the following unaudited Statements of Operations represent uMember's financial position as a stand-alone company for the periods indicated.



                                     uMember
                            Statements of Operations
                                   (Unaudited)

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                    2000               1999
                                                ------------       ------------
Net Sales                                       $    546,826       $       --
Cost of Goods Sold                                   680,775               --
                                                ------------       ------------
Gross Profit                                        (133,949)              --

Selling, General & Administrative Expenses         2,637,848            348,124

                                                ------------       ------------
Loss from Operations                              (2,771,797)          (348,124)

Interest Expense                                           0            (11,603)
Other Income (Expense)                                  --                 --
                                                ------------       ------------
Loss Before Taxes                                 (2,771,797)          (359,727)

Provision (Benefit) for Income Taxes                     800                800

                                                ------------       ------------
Net Loss                                        $ (2,772,597)      $   (360,527)
                                                ============       ============

Net Loss Per Common Share of Common Stock       $      (0.19)      $      (0.07)
                                                ============       ============

Average Common Shares Outstanding                 14,953,416          5,000,000
                                                ------------       ------------

NOTE 3 - EARNINGS PER SHARE

         During a loss period the assumed exercise of "in the money" stock options and warrants has an anti-dilutive effect. There were no options or warrants whose exercise price was less than the market price at September 30, 2000 and 1999. Additionally, there were approximately 3,260,352 and 604,233 options and warrants whose exercise price exceeded the market price at September 30, 2000 and 1999 respectively.




                                                                    Nine Months Ended September 30
                                                               -----------------------------------------
                                                                     (Net loss and shares in 000's)
                                                                     ------------------------------
                                                              2000                                   1999
                                              ------------------------------------   -------------------------------------
Basic & Diluted Net Loss                          Net                  Per-Share         Net                   Per-Share
   per Common Share                               Loss       Shares      Amount         Loss        Shares      Amount
                                                  ----       ------      ------         ----        ------      ------

Net Loss                                           ($765)    11,757                  ($1,595)       10,721
Less: Preferred Stock Dividends                     (112)                                 --
                                              ----------                             -------

Loss available to common shareholders
  and basic and diluted loss per share             ($877)    11,757         (0.07)   ($1,595)       10,721      ($0.15)
                                              ==========     ======         =====    =======        ======      ======




NOTE 4 - SEGMENT REPORTING

         The Company has adopted the disclosure requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for additional disclosure about operating segments for interim and annual financial statements. This standard requires financial and descriptive information to be disclosed for segments whose operating results are reviewed by the chief operating officer for decisions on resource allocation. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

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

Financial information by geographic areas is as follows:

For the three months ended September 30, 2000

                                                                                         Corporate
                                           West Coast      Mid-West      East Coast       Expenses       Consolidated
                                        --------------------------------------------------------------------------------
 Revenue                                     46,461,251      4,257,767        916,085               -        51,635,103

 Gross Profit                                 5,285,983      1,196,532        128,731               -         6,611,246

 Expenses                                     3,286,847      1,207,150         70,136       2,223,741         6,787,874

 Income(Loss) from Operations                 1,999,136        (10,618)        58,595      (2,223,741)         (176,628)


For the three months ended September 30,1999
                                                                                         Corporate
                                         West Coast        Mid-West     East Coast        Expenses     Consolidated
                                        --------------------------------------------------------------------------------
 Revenue                                     33,547,703      3,449,835        476,106               -        37,473,644

 Gross Profit                                 3,412,336      1,036,983         35,191               -         4,484,510

 Expenses                                     2,200,965      1,167,712        109,986       1,999,482         5,478,145

 Income(Loss) from Operations                 1,211,371       (130,729)       (74,795)     (1,999,482)         (993,635)


For the nine months ended September 30, 2000
                                                                                         Corporate
                                         West Coast        Mid-West     East Coast        Expenses     Consolidated
                                        --------------------------------------------------------------------------------
 Revenue                                    120,060,717     11,994,649      2,448,877               -       134,504,243

 Gross Profit                                12,919,528      3,138,584        323,586               -        16,381,698

 Expenses                                     6,947,930      3,254,004        180,384       6,622,811        17,005,129

 Income(Loss) from Operations                 5,971,598       (115,420)       143,202      (6,622,811)         (623,431)


For the nine months ended September 30,1999
                                                                                         Corporate
                                         West Coast        Mid-West     East Coast        Expenses     Consolidated
                                        --------------------------------------------------------------------------------
 Revenue                                     98,550,995      7,681,789      2,037,992               -       108,270,776

 Gross Profit                                 9,980,144      2,463,746        253,352               -        12,697,242

 Expenses                                     5,534,111      2,471,005        259,621       5,511,473        13,776,210

 Income(Loss) from Operations                 4,446,033         (7,259)        (6,269)     (5,511,473)       (1,078,968)




NOTE 5 - SUBSEQUENT EVENTS

On October 24, 2000 the Company entered into a Securities Purchase agreement whereby it agreed to sell 704,225 restricted shares of its common stock at $0.85 per share, calculated at the average of the closing bid price of the company's common stock during the ten trading days immediately preceding the signing of the agreement, to a European investment fund. As part of the agreement, the Company agreed to issue to the fund 400,000 warrants, exercisable over one year, to purchase shares of the Company's common stock at $0.85 each. The payment for the shares and their subsequent issuance, along with the issuance of the warrants, is to take place in three equal installments, on October 24, 2000, December 7, 2000, and January 20, 2001. As part of the agreement, the Company has agreed to use $600,000 of the proceeds of the sale of stock for a loan to uMember.com, Inc., a related entity, of which the Company currently owns approximately 40%. In addition to lending uMember the proceeds from the sale of these shares, the Company, as part of the loan agreement, has agreed to lend to uMember an additional $600,000. The Company is not required to distribute any of this additional $600,000 in the first ninety days after the effective date of Agreement; and the Company is not required to distribute more than $75,000 in any single month in which such funds are distributed. One half of the loan matures in one year, with the other one half becoming a term loan at the end of the first one-year period. The loan is priced at prime plus one percent. The related party receivable will be treated as a draw on this uMember loan agreement.

       In November 2000 the Shaar Fund and the Triton Private Equities Fund agreed to waive any penalties owed to them due to the late filing of the S-1 registration statement by the Company. To effect this agreement, Mr. Rechtman, the Company's CEO and major shareholder, has agreed to place into escrow 400,000 shares he holds personally in the Company's common stock. If the registration statement is not made effective within 90 days from the date of its initial filing, these shares will be released from escrow and placed in the name of Shaar and Triton.

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

         The following table sets forth certain financial data as a percentage of sales for the periods indicated:

The following table sets forth certain financial data as a percentage of sales for the periods indicated:

                                                     Three month's ended                    Nine month's ended
                                                ------------------------------        --------------------------------
                                                   9/30/00          9/30/99               9/30/00           9/30/99
                                                -------------    -------------        --------------    --------------
Net Sales                                             100.0%           100.0%                100.0%            100.0%
Cost of Sales                                          87.2%            88.0%                 87.8%             88.3%
                                                -------------    -------------        --------------    --------------
Gross Profit                                           12.8%            12.0%                 12.2%             11.7%

Selling, General & Administrative                      13.1%            14.6%                 12.6%             12.7%
                                                ------------------------------        --------------    --------------
Operating Loss                                         -0.3%            -2.6%                 -0.4%             -1.0%

Interest Expense                                       -0.9%            -0.5%                 -0.8%             -0.5%
Interest Income                                         0.0%             0.0%                  0.1%              0.0%
Other Income (Expense)                                 -0.1%             0.1%                  1.5%              0.0%
Equity loss in uMember                                 -0.5%             0.0%                 -0.9%              0.0%

                                                -------------    -------------        --------------    --------------
Loss Before Taxes                                      -1.8%            -3.0%                 -0.5%             -1.5%
Provision for Taxes                                    -0.0%             0.0%                 -0.0%              0.0%
                                                -------------    -------------        --------------    --------------
Net Loss                                               -1.8%            -3.0%                 -0.5%             -1.5%
                                                -------------    -------------        --------------    --------------


Comparison of the three months and nine months ended September 30, 2000 and 1999.

         NET SALES. During the third quarter of 2000 net sales were $51.6 million compared to $37.5 million for the comparable period in 1999. This is an increase of $14.1 million or 37.8%. This was primarily attributable to the acquisition of Pacific Online, purchased on June 5, 2000 which accounted for $17.4 million of the growth offset by a decrease of $(3.3) million in current business of Wareforce. This decrease was primarily due to the loss of software licensing revenue caused by the expiration of the State of Florida Microsoft Contract and the termination of our LAR (Large Account Reseller) agreement with Microsoft as of June 30, 2000. The loss of this revenue is not expected to materially affect the Company due to the low margins of this business. The increase in revenues of $14.1 million was achieved primarily by a $19.3 million increase in hardware, a $2.8 million increase in service and a $(8.9) million decrease in software licensing. Revenue in software, lease rentals and web development accounted for the remaining $0.9 million increase.

         Net sales for the nine months ended September 30, 2000, were $134.5 million compared to $108.3 million for the comparable period in 1999. This is an increase of $26.2 million or 24.2%. This increase is attributable as follows:
$22.4 million due to the acquisition of Pacific Online, $(1.2) million decrease due to the loss of software licensing substantially offset by increased hardware sales, $4.3 million due to including Kennsco for nine months in 2000 and only six months in 1999, and $0.7 million due to the acquisition of Westech, a Web development company acquired on May 15, 2000.

         GROSS PROFIT. During the third quarter of 2000 gross profit was $6.6 million compared to $4.5 million for the comparable period in 1999, an increase of $2.1 million. As a percentage of net sales our gross profit margin during the third quarter of 2000 was 12.8% compared to 12.0% for the same period in 1999, an increase of 0.8%. The $2.1 million increase came primarily from hardware, $1.8 million, and service, $0.7 million, offset by a decrease in software licensing of $(0.4) million. The increase in the gross profit margin percent of 0.8% is primarily due to the reduction of the software licensing business as a component of gross profit. For the third quarter 2000,hardware margins were 9.7%, service margins were 36.1%, and software-licensing margins were 4.8%. Changing the mix of these product lines increased the overall margin by 0.8%.

For the nine months ended September 30, 2000 gross profit was $16.4 million compared to $12.7 million for the comparable period in 1999, an increase of $3.7 million or 29.0%. As a percentage of net sales our gross profit margin gross profit margin was 12.2% compared to 11.7% for the same period last year, a 0.5% increase. There were a number of compensating changes contributing to the change in margin. At the end of 1999 Apple changed their business model and no longer used outside contractors to augment their sales force. This resulted in a change of $(1.5) million in gross margin or (1.4) percentage points of gross profit margin. An increase in gross margin of $3.5 million for hardware or 1.6 percentage points more than offset this decrease. The better hardware gross profit margin was due to higher manufacturer rebates in 2000 compared to 1999. A reconciliation of rebate accruals of $1.1 million contributed 0.8 percentage points to the gross profit margin. The software licensing business accounted for a $(0.8) million reduction or a (0.8) percentage point decrease. Technical service and Web development accounted for the remaining $1.4 million and 0.3 percentage points change. These changes increased the overall margin by 0.5 percentage points.

         SELLING, GENERAL & ADMINISTRATIVE EXPENSES (SG&A) During the third quarter SG&A increased to $6.8 million compared to $5.5 million for the comparable period in 1999, a $1.3 million increase. However, as a percent of revenue SG&A decreased to 13.1% from 14.6% compared to the comparable period in 1999. This increase of $1.3 million is due primarily to expenses of Online, an acquisition made in June 2000 for $1.3 million.

For the nine months ended September 30, 2000 SG&A increased to $17.0 million compared to $13.8 million for the comparable period in 1999, a $3.2 million increase. As a percent of revenue SG&A decreased slightly to 12.6% from 12.7% compared to the comparable period in 1999. The $3.2 million increase is primarily due to the acquisition of Online in June 2000 and Westec in May 2000 for $2.0 million. Kennsco was acquired in March 1999 and therefore had nine months of expenses in 2000 and only six months of expenses in 1999, and accounted for $0.8 million of the increase, and no longer consolidating uMember as a subsidiary accounted for $(0.4) million. The remaining increase is due to expenses incurred in preparing for entry into the European marketplace of $0.3 million, the hiring of senior management into previously vacant positions including a new President, Chief Information Officer and Controller which accounted for $0.3 million and increased information systems costs to enhance our information technology infrastructure which added $0.2 million.

INTEREST EXPENSE. Interest expense increased to $471,000 from $179,000 in the three months ended September 30, 2000 over the comparable period in 1999. Approximately $235,000 was due to increased borrowing and $60,000 was due to increased interest rate from 8.25% per annum in 1999 rising to 10.5% per annum in 2000. The increased borrowing is due to larger hardware dollar amounts to be financed and a delay in receiving rebates from our vendors. The manufacturers pay their rebates slower than the terms we receive from the distributors.

For the nine months ended September 30, 2000 interest expense increased to $1,037,000 from $493,000 over the comparable period in 1999. Approximately $420,000 was due to increased borrowing and $120,000 was due to increased interest rates from 8.25% per annum in 1999 rising to 10.5% per annum in 2000.

OTHER INCOME. Loss of uMember accounted for on the equity method was $(276,166) for the three months ended September 30, 2000 and $(1,225,036) for the nine months ended September 30, 2000. In the comparable periods in 1999 uMember was a consolidated subsidiary and therefore was not accounted for on an equity method.

For the nine months ended September 30, 2000 gain on shares sold in uMember was the result of a one-time sale of 1,085,000 shares of uMember common stock held by Wareforce. The proceeds of the sale approximated $2.3 million, net of selling costs.

LIQUIDITY AND CAPITAL RESOURCES

         From inception through 1997, operations have been financed primarily through credit from vendors and manufacturers as well as from traditional revolving credit lines that are maintained with various financing companies. Currently, we have a $30.0 million line of credit that has been temporarily increased to $37.5 million. It was obtained on August 27, 1998 and was recently extended until February 27, 2001.

         The actual level of borrowing capacity under our line of credit is based on the quantity and quality of our inventory and accounts receivable. Advances under the terms of credit line agreement are limited to 85% of eligible accounts receivable plus 75% of eligible inventory. However, the bank is reducing this availability from 85% to 80% of eligible accounts receivable until such time as Wareforce meets certain bank requirements. At the end of September the rate was 83.5% and is scheduled to reach 80% by early December; however, management anticipates compliance with bank requests before that time, returning the accounts receivable availability to 85% of eligible receivables. Interest is payable at the lender's prime rate plus one percent (10.50% at September 30, 2000) and may be raised to the prime rate plus two percent under certain conditions.

            Our borrowings are also subject to certain covenants. Pursuant to the line of credit, we are required to maintain financial covenants related to our loans to our officers and a minimum net worth of $3.5 million. These covenants were amended in March 1999, effective December 31, 1998, and again in December 1999, effective August 31, 1999. An additional amendment in March 1999 provided for a $2 million revolving sub-facility for Kennsco under the same terms as the original loan agreement. As of September 30, 2000, we were in compliance with the amended covenants.

            The credit facility is secured by substantially all of our assets and is personally guaranteed by a majority stockholder of the Company in the amount of $1.5 million. Total outstanding borrowings under the line of credit were $28 million as of September 30, 2000.

         The line of credit also includes inventory financing through Deutsche Financial Services. Advances under this flooring plan are based upon qualified inventory purchases and bear no interest for 30 days. Interest is charged at a rate of 1.5% per month for payments we make beyond the initial 30-day period. Typically, we settle our inventory flooring plan payments within the 30-day period.

         Deutsche Financial Services replaced Bank of America Commercial Finance in August 2000 as the provider of our flooring facility.

         The working capital deficit improved during the quarter from ($6.5) million at December 31, 1999 to ($1.2) million at September 30, 2000. The Company used $(14.4) million in cash from operations for the nine months ended September 30, 2000 compared to $(2.6) million from operations during the nine months ended September 30, 1999.

         The Company's investing activities during the nine months ended September 30, 2000 generated cash of $0.1 million. Sale of 1,085,000 shares of uMember held by Wareforce generated $2.3 million net of selling costs. This was offset by the purchase of Pacific Online, which was paid, in part, by $1.3 million in cash. Another $0.8 million was used for the purchase of property and equipment. In the comparable nine months of 1999, $0.8 million cash was used in the acquisition of Kennsco, and $0.9 million was used to acquire property and equipment.

         Net cash provided by financing activities in the nine months ended September 30, 2000 was $14.7 million. The Company raised approximately $3.2 million in cash, net of selling costs, from the issuance of 454,545 shares of preferred shares. In addition it raised $2.0 million from the exercise of warrants. Increased borrowing on the line of credit was $9.4 million and long term debt increased by $0.2 million. Net cash provided by financing activities for the nine months ended September 30, 1999 was $5.0 million. The primary source of this financing activity was the borrowing of $3.4 million against the line of credit coupled with the $3.2 million equity placement.

         Our credit facility will expire on February 27, 2001. The bank has notified us that it does not intend to renew the facility. We are in the process of seeking a new lender to replace the current financing facility. There can be no assurance that a new lender will be found or a new facility obtained. Failure to obtain a new credit line will have severe consequences to the Company.

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

         We have been advised by our independent public accountants that if a new credit facility is not in place prior to the completion of their audit of our financial statements for the year ending December 31, 2000, (which will also occur around February 27, 2001) the auditors' report on those financial statements will be qualified as being subject to the ultimate outcome of that contingency.

         We anticipate that we will need additional equity investments in the future to continue our acquisition strategy as well as to fund general working capital. There can be no assurance that such investments will be obtained. If they are not, we will be materially, negatively affected.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 13"), which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as per the issuance of SFAS 137, SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of SFAS 133 will not have a material effect on the Company's financial position or the results of its operations.

         The Company has adopted Staff Accounting Bulletin Number 101, "Revenue Recognition Issues," issued December 3, 1999 ("SAB 101"). This pronouncement states that revenue is generally realized or realizable and earned when all of the following criteria are met: i) pervasive evidence of an arrangement exists,
ii) delivery has occurred or services rendered, iii) the seller's price to the buyer is fixed or determinable and, iv) collectibility is reasonably assured. The adoption of SAB 101 will not have a material impact on the Company's financial position or the results of its operations.

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


                                               WAREFORCE.COM, INC.
                                               -------------------
                                               REGISTRANT



Date:  November 14, 2000
                                        By: /s/ Don Hughes
                                            --------------------------------
                                            Don Hughes, Chief Financial Officer