Form 10-Q/A
period 2000-09-30
WAREFORCE COM INC
filed 2000-11-21
CIK 1022901

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

                WAREFORCE.COM, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                            Nine Months Ended
                                                                                              September 30
                                                                                     -------------------------------
                                                                                         2000               1999
                                                                                     ------------       ------------
                                                                                               (Unaudited)

Operating Activities
Net loss                                                                             ($   765,080)      ($ 1,594,736)
Adjustments to reconcile net loss  to net cash used in operating activities:
        Depreciation and amortization                                                   1,131,086            914,909
        Amortization of deferred compensation                                             140,063               --
        Realized (loss) gain on investment                                             (2,149,977)             7,954
        Provision for bad debts                                                           183,094             78,999
        Deferred taxes                                                                       --               14,867
        Equity in net loss of uMember                                                   1,225,036               --
        Minority interest                                                                    --             (131,545)

Changes in operating assets and liabilities:
        Accounts receivable                                                           (12,442,918)        (1,140,915)
        Net investment in sales-type leases                                              (274,261)            20,637
        Other receivables                                                                 241,211         (1,103,631)
        Inventory                                                                        (197,294)        (2,442,656)
        Prepaid expenses                                                                   25,521              8,680
        Income tax receivable                                                             127,686            (21,116)
        Deferred Tax Asset                                                                197,741               --
        Other assets                                                                     (142,585)            20,603
        Accounts payable                                                               (2,698,586)         1,713,126
        Notes Payable                                                                      73,655               --
        Sales Tax Payable                                                                 834,195             10,474
        Customer Deposits                                                                 712,225         (1,405,719)
        Accrued expenses                                                                 (471,165)         2,412,209
                                                                                     ------------       ------------
                     Net cash  used in operating activities                           (14,250,353)        (2,637,860)

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property and equipment                                               (799,618)          (862,448)
        Purchase of marketable securities                                                    --              (21,304)
        Related Party Receivable                                                         (181,079)              --
        Proceeds from shares sold in uMember                                            2,306,743               --
        Cash used in acquisitions                                                      (1,385,000)          (750,000)
                                                                                     ------------       ------------
                     Net cash used in investing activities                                (58,954)        (1,633,752)

CASH FLOWS FROM FINANCING ACTIVITIES
        Net borrowings on line of credit                                                9,372,144          3,359,594
        Long term debt repayments                                                         (18,988)          (605,506)
        Long term debt borrowings                                                         207,984               --
        Notes receivable and advances to shareholders                                         500               --
        Proceeds from issuance of common stock                                               --            2,197,500
        Proceeds from issuance of  Series A preferred stock                             3,359,623               --
        Dividends Paid                                                                    (41,883)
        Proceeds from exercise of warrants                                              1,855,827               --
                                                                                     ------------       ------------
                     Net cash provided by financing activities                         14,735,207          4,951,588

                                                                                     ------------       ------------
NET INCREASE IN CASH                                                                      425,900            679,976

CASH ACQUIRED IN ACQUISITION                                                               33,371             80,404

CASH, beginning of period                                                                 367,726            817,721

                                                                                     ------------       ------------
CASH, end of period                                                                  $    826,997       $  1,578,101
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

         The working capital deficit improved during the quarter from ($6.5) million at December 31, 1999 to ($1.2) million at September 30, 2000. The Company used $(14.3) million in cash from operations for the nine months ended September 30, 2000 compared to $(2.6) million from operations during the nine months ended September 30, 1999.

         The Company's investing activities during the nine months ended September 30, 2000 used cash of ($0.1) million. Sale of 1,085,000 shares of uMember held by Wareforce generated $2.3 million net of selling costs. This was offset by the purchase of Pacific Online, which was paid, in part, by $1.3 million in cash. Another $0.8 million was used for the purchase of property and equipment. In the comparable nine months of 1999, $0.8 million cash was used in the acquisition of Kennsco, and $0.9 million was used to acquire property and equipment.

         Net cash provided by financing activities in the nine months ended September 30, 2000 was $14.7 million. The Company raised approximately $3.4 million in cash, net of selling costs, from the issuance of 454,545 shares of preferred shares. In addition it raised $2.0 million from the exercise of warrants. Increased borrowing on the line of credit was $9.4 million and long term debt increased by $0.2 million. Net cash provided by financing activities for the nine months ended September 30, 1999 was $5.0 million. The primary source of this financing activity was the borrowing of $3.4 million against the line of credit coupled with the $3.2 million equity placement.

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