Form 10-K
period 2000-12-31
WAREFORCE COM INC
filed 2002-01-17
CIK 1022901

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                              --------------------

                                    FORM 10-K

                              --------------------

                                 CURRENT REPORT

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from _____ to _____

                             Commission File Number

                               WAREFORCE.COM, INC.
    ------------------------------------------------------------------------
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

    YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable

    YES [ ] NO [X]

On January 14, 2002, the aggregate market value of the voting common equity of Wareforce.com, Inc., held by non-affiliates of the Registrant was $342,919 based on the closing price of $0.05 for such common stock on said date. On May 24, 2001, the Company's stock became ineligible for trade on the National Association of Securities Dealers, Inc. Electronic Bulletin Board due to the Company's failure to comply with Rule 6530, regarding the timely filing of financial information. Since that time, the Company's shares have traded on a limited basis through what is generally called the "Pink Sheets". On January 14, 2002, there were 12,777,201 shares of common stock of the Registrant outstanding.

FORWARD-LOOKING STATEMENTS

Several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Wareforce.com, Inc., a Nevada corporation, and Subsidiary (the "Company") wish to caution readers that forward-looking statements are based on assumptions, which may or may not prove accurate and accordingly are necessarily speculative. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Actual results could vary materially from those anticipated for a variety of reasons. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are advised to review "Risks Related to Our Financial Position" and "Risks Related to the Nature of Our Business".

ITEM 1. BUSINESS

Recent Developments

Since our last public filings, Wareforce.com, Inc., has undergone significant changes to its operational, management and financial structure. These changes were primarily brought about through a business restructuring which we began instituting in May 2001. Our management believes this restructuring was necessary to return us to profitability and generate positive cash flow within a short time after the implementation of the restructuring. While the restructuring plan is designed to rapidly focus our company around the portions of our business that are already profitable, and to allow our management to take actions to rapidly reduce excess general and administrative costs, consolidate facilities and operate on one core set of information systems, to date we have not attained profitability. Based on progress made during the third quarter of 2001 our management believes that we remain on target to become profitable as a result of the restructuring but cannot guarantee that we will achieve profitability. If we do not, our business will materially suffer.

Specifically, the restructuring plan organizes our core business around our Southern California operations in our Encino, Los Angeles, Irvine, San Diego and Bakersfield branches, with a focus on Fortune 1000 companies and including sectors such as Entertainment, Energy and Utilities, Financial Services, Public Sector, Health Care and Technology. As part of the restructuring, we have, and intend to further, divest ourselves of, or close, several branches that do not fit our core focus.

As part of this effort, in May 2001 we sold our WesTech Internet development division to a group led by Don Cantral, our former Senior Vice President of E-Commerce. In addition, we divested our Commerce, California operation in June 2001. This operation primarily served Los Angeles County government operations. While this branch was one of our larger operations, it utilized a different business model and required different resources and support than the branches around which we reorganized. Our Senior Vice President of Sales, Richard Fu, resigned effective May 22, 2001, and was part of the group that purchased our Commerce branch from us, effective June 2001. We also completed the divestiture of our Kennsco division, located in Minneapolis, Minnesota during the fourth quarter of 2001. This division was sold to the operating management group of Kennsco.

As part of the restructuring we consolidated our operations functions in Irvine, California with the resulting closure of our current Manhattan Beach, California operations center. We sublet this operations facility effective October 15, 2001. We also are exploring the possibility of subletting our current El Segundo, California headquarters and sales facility. There is no guarantee we will be able to sublet this facility.

The restructuring plan resulted in several changes in our management team. Orie Rechtman, who was Chairman and CEO of our operating subsidiary, Wareforce Incorporated, relinquished his position as CEO of the operating company. Mr. Illson, president of both our parent company and operating subsidiary, became CEO of the operating company in February 2001. We had initially anticipated that Don Hughes, CFO of both the operating and parent companies would remain as CFO only through a 90 day transition period. However, Mr. Hughes agreed to remain as our CFO after the transition period. Dan Ricketts, General Counsel of both the operating subsidiary and Wareforce.com, Inc., became outside counsel to both entities as a result of the restructuring. Harry Martin, our Vice President of Sales, assumed responsibility for all sales functions in our core Southern California branches. Marcia Mazria, our operating subsidiary's Senior Vice President of Marketing and Communications and Bill Smith, its Vice President of Information Technology, both left as a result of the restructuring. We expect the changes in our senior management, as well as the general effects of reducing overall headcount, will significantly reduce our operating expenses without compromising our ability to execute the restructuring plan. However, as our restructuring plan is in its early stages, there can be no guarantee that the operating expense reductions implemented will lead to the successful execution of the operating plan.

At the same time we have been engaged in operationally restructuring the company, we have also been actively working with our lenders to ensure that we have the financial resources to run our business. During this period our primary lender, Congress Financial Corp. (Congress), extended its working capital facility through May 31, 2002. Our inventory flooring lender, Deutsche Financial Services (DFS), subsequently extended its portion of our working capital facility through May 31, 2002 as well. Concurrent with this extension, Congress reduced our overall credit facility from $20 million to $18 million.

The costs related to our restructuring totaled approximately $3.2 million including losses associated with the sale of Westech, the Commerce branch and Kennsco.

In developments unrelated to our restructuring, John McWilliams resigned from our board in February 2001. He was replaced on our board by Henry Gutter, who also joined our board's audit and compensation committees. Steve Keller resigned from our board in May 2001. Mr. Keller has not to date been replaced on our board but has been replaced on our Audit Committee by our President, Mr. Illson, until we can find an independent person to serve on our board and Audit Committee. Absent extenuating circumstances, the requirements of the National Association of Securities Dealers require us to replace Mr. Keller with an independent outside director before our stock can be relisted on an NASD exchange. While our management believes such an outside director can be found to serve, it cannot guarantee so and if one is not, we will be unable to relist our stock for trade on an NASD exchange and the value of your investment will be seriously impaired. Both Messrs. McWilliams and Keller resigned for personal reasons.

You are advised that these recent developments should be read in conjunction with the detailed information contained in the remainder of this document.

GENERAL

Wareforce.com, Inc. provides computer-related technical services, support, hardware and software that clients need to design, develop, manage and maintain their data processing and information systems. Our approach to the market for information technology is to be a diversified information technology organization and develop a complete single-source solution for all information technology requirements. Between 1990 and 2000, our revenues have grown from $2 million to $181.1 million. Our client base exceeded 800 customers in 2000, and is currently composed of blue chip Fortune 1,000 corporations, state, county and local governments and educational institutions.

        During 1998, we began implementing an electronic commerce and technical services acquisition strategy. In September 1998, we completed the acquisition of C.Y. Investment Inc. d/b/a Impres Technology and d/b/a Advanced Optical Distribution, a technical services/computer products company with net revenues of $68 million in 1998. This doubled the size of our core business. In March 1999, we completed the purchase of the assets and assumed the liabilities of a second company, Kennsco, Inc. that generated $18 million in net revenues in fiscal year 1998 from its operations in the Midwest and Florida. In May 2000, we acquired Western Technologies Group (Westech), a small company specializing in developing e commerce websites for the assumption of liabilities in exchange for assets. Most recently, in June 2000 we completed the purchase of certain assets and assumed certain liabilities of Pacific Online Computers, Inc. d/b/a Online Connecting Point. Online generated $61 million in net revenues in fiscal 1999.

        In May 2001, we instituted a plan to restructure our operations. This plan focuses around the portions of our company that are already profitable. As a result of this plan, our core business is oriented around being a value added technology solutions provider providing sales and services to its client base through branch locations in Southern California. This approach allows us to consolidate our systems and operations, and, in turn, eliminate duplicative functions and administrative staff. Under this restructuring plan, we have eliminated approximately 90 positions as of November 30, 2001. In addition, we sold our Commerce Branch on June 18, 2001, which resulted in approximately 95 of our employees transferring to the new owner of the Commerce Branch. We also closed our Philadelphia Branch on June 30, 2001, resulting in the elimination of 5 positions. The sale of our Kennsco division resulted in a reduction of an additional 90 employees from our payroll. These cumulative reductions have reduced our number of employees from approximately 450 before the restructuring to approximately 170 currently. Revenue is expected to decrease from $181 million in fiscal 2000 to an annualized range of $90-$110 million in 2002. We expect that our workforce reductions, coupled with other expense reductions, will cut about $15 million from our expenses on an annualized basis after the restructuring. Charges related to this restructuring are approximately $3.2 million.

        Prior to the June 2001 restructuring, we intended to pursue additional acquisitions of information technology services businesses and electronic commerce companies. However, as we focus on returning our core business to profitability, we do not expect to pursue such acquisitions in the foreseeable future.

RISKS RELATED TO OUR FINANCIAL POSITION

        We operate at a loss. We have incurred net operating losses, have accumulated a deficit and do not know if or when we will be able to generate positive operating results. During 1999 and 2000, we continued the expansion of our sales and technical services infrastructure through both internal growth and acquisition. As a result, we had a working capital deficit of $6.5 million and incurred a $2.5 million loss at December 31, 1999. For the twelve months ended December 31, 2000 the Company incurred a net loss of $7.0 million, which includes a one time gain of $2.1 million, related to the sales of a portion of its investment in uMember in the first quarter of 2000. We had an accumulated deficit of $9.4 million as of December 31, 1999 and $18.2 million as of December 31, 2000. See footnote 1 to the 2000 audited financial statements. During the second half of 2000 the overall markets for technology products and services sold by us softened along with the general economy. This had the effect of reducing our revenues, despite efforts made by us to improve our margins and profitability during 2000. Although we instituted a restructuring plan in May 2001 whereby we have eliminated a significant number of positions and made significant revenue and expense cuts, all designed to allow our management to focus on returning our core business to profitability, we do not know if or when we will be able to sustain positive operating results.

        The Company has obligations under payment plans that it may not be able to keep. It has amounts that are past due to its vendors and has been working with them to establish payment plans. The Company has reached payment plans with some vendors and is attempting to reach payment plans with others. There is no assurance that the Company will be able to pay its vendor obligations according to the payment plans it has already entered into or that it will be able to reach payment plans with other vendors and be able to pay under the terms of these plans. If the Company does not meet its obligations under the payment plans it has entered into or may enter into, its financial position will be negatively impacted.

        We depend on credit to operate our business. We depend on credit that may not always be available to us. If it is not, we may not be able to continue in business. We depend on availability of accounts receivable financing to obtain capital necessary to finance purchase of products and to fill sales orders. This financing must be available to us on reasonable terms and in amounts sufficient to maintain or increase sales volume. Prior to August 27, 2000 we had a $30 million line of credit with Congress with an underlying financing facility with Nations Bank. In May 2000, as NationsBank chose not to remain in this type of financing, we obtained the underlying facility with Deutsche Financial Services.

        Congress extended the facility for six months to February 27, 2001, and extended it again to May 27, 2001, and then again to June 27, 2001. On July 3, 2001, an extension was granted until May 31, 2002, unless the underlying agreement between Deutsche Financial Services Corporation (DFS), our inventory flooring lender, and the Company expires earlier. Subsequently, DFS has also agreed to extend their portion until May 31, 2002.

        The amended Congress facility requires minimum EBITDA levels in lieu of the net worth covenant, and a reduction of the credit line to $20 million by September 30, 2001, from $30 million. As of the date of this filing we are in compliance with such covenant. Concurrent with the DFS extension, Congress subsequently reduced the credit facility from $20 million to $18 million. There can be no assurance that we can achieve these minimum EBITDA levels. Prior to May 31, 2002, we will evaluate an approach to extending the current facilities with Congress and DFS, or finding replacement lenders. There can be no assurance that new lenders can be found or new facilities obtained. Unless the company secures sufficient additional financing prior to March 31, 2002 and is able to achieve adequate profitability to fund its operations, the company's independent auditors have informed the company that the auditor's report on the December 31, 2001 financial statements will likely include a going concern qualification.

        We may need to recapitalize our business. In conjunction with the operational changes implemented in 2001, our management believes that our business will need additional capital in the near future. This may take the form of an equity infusion, sale of the company, and/or a negotiation and compromise of creditor claims. We may recapitalize by doing one or all of these things, or may do one or all of a variety of other recapitalization measures. We are from time to time in negotiations with various parties over such recapitalization measures and sources of capital, and continue such talks. To date, no such recapitalization negotiations have led to any recapitalization measures being realized. Material recapitalization, if it occurs, may put your investment at risk by requiring shareholders to take less than their current ownership percentage. It may also ask our creditors to take less than the face value they are owed. We cannot guarantee that such a recapitalization will occur or that if does, that it will be successful in strengthening our financial position. We believe however that if a recapitalization does not occur our financial position will materially suffer.

RISKS RELATED TO THE NATURE OF OUR BUSINESS

        Our inventory may decline in value before we sell it. We run the risk that the inventory we hold will lose its value before we sell it which would then seriously affect our financial results. Our inventory may be adversely affected by price reductions or technological changes. We have no assurance that our suppliers and distributors will protect us in all cases from declines in inventory value.

        We depend on credit to finance our inventory purchases. We finance our inventory through companies that provide inventory financing, commonly called flooring companies. Several large flooring companies have recently stopped financing inventory in our industry. This may restrict our ability to finance inventory purchases in the future.

        We are in a low margin business. We are in a low margin business and cannot assure you that our margins will be sufficient enough for us to make a profit. Pricing in our industry is extremely competitive. This factor makes it unlikely that we can materially increase profit margins.

        We depend on several key customers. The loss of any of our key customers could seriously impact our financial results. Our customer base is highly concentrated. In 2000, our top four customers accounted for approximately 40 percent of our sales. Our contracts and purchase orders do not generally guarantee any minimum purchases nor require that purchases be made exclusively from us.

        We had a contract with LAUSD that has negatively impacted our business. In mid-2000 we were awarded a contract to perform approximately $56 million in work for the Los Angeles Unified School District (LAUSD). This contract required us to wire 102 schools for Internet access and provide appropriate computer and networking hardware to these schools. This work required us to undertake computer service work, construction-type work and the management of subcontractors. While some of the work required under this contract was outside of our usual core business, there was a significant amount related to the supply of computer hardware, which is more typical of our normal business. The work outside of our normal business was mostly performed by subcontractors and required a reliance on positive cash flow and scheduled billings and payments by the LAUSD. Due to the timing of payments under the contract, our cash flow position and that of our subcontractors was negatively affected. In early 2001, LAUSD notified us that we were seriously deficient under certain portions of the contract, primarily those dealing with the timing of subcontractor payments and work on certain school sites. While our management put into place what it believed to be a comprehensive plan to address LAUSD's concerns, we were unable to address the concerns to the satisfaction of either LAUSD or our management. Therefore, in July 2001, as part of our restructuring and with the consent of LAUSD, we assigned our rights and obligations under the LAUSD contract to Pacific Bell/SBC Data Comm. Under this assignment, Pacific Bell agreed to complete the contract and to hire us to perform certain work under the contract as a Pacific Bell subcontractor. The assignment generally relieved us of our obligations to LAUSD but we remain liable for the correction of certain deficient work done prior to the assignment. We are currently working in conjunction with Pacific Bell to complete this remedial work. We believe that a majority of the costs associated with the correction of deficiencies will be borne by the subcontractors at minimal additional cost to us. However, we have had to retain certain employees in an effort to wind down this contract. We have recorded a loss on the LAUSD contract of $1.1 million for the year ended December 31, 2000. The loss includes all costs associated with services provided under the contract, services provided to wind down the contract and estimates for potential legal costs and vendor settlements. Our management believes that the reserves for losses associated with this contract as of December 31, 2000 are adequate. Several subcontractors have generated threatened and actual lawsuits for non-payment as a result of our inability to complete the original LAUSD contract. We expect to settle most, if not all of these suits, through payment arrangements with Pacific Bell. Although all costs are not yet finalized, we believe that we have adequately reserved for any exposure related to this contract. The problems associated with this contract had a severe negative impact on our business and may have a further negative impact until all issues surrounding the contract are resolved. While we expect resolution of all material outstanding issues to be resolved by the first quarter of 2002, we cannot guarantee either this timeframe or our ability to resolve such issues satisfactorily. If we do not, our business could be further negatively affected.

        We recently instituted a restructuring plan that has impacted our business. Our restructuring plan for a return to profitability depends in large part on our ability to effectively implement the plan by significantly reducing headcount, expenses and revenue, principally through the sale or closure of several branches/divisions and focusing on our core product sales and associated services offerings. There is no guarantee that we can successfully make this change or that the restructured business will ultimately prove profitable.

        We may bear the cost of product returns. Our customers may return products to us that we cannot return to our suppliers. We bear the cost of the return if the supplier does not accept the return from us.

        We may not be competitive in Internet sales. Sales in our industry are increasingly being done using electronic commerce tools and the Internet and we may not be able to successfully continue to invest in these tools to remain competitive.

        If we do introduce new e-commerce solutions, they may have computer glitches and bugs. If we do find bugs, it might result in the loss of or delay in market acceptance of our solutions. We also cannot assure you that our security measures will prevent security breaches into our e-commerce solutions. Because the e-commerce field is still relatively new, we cannot currently quantify the magnitude of this risk factor on our business. However we believe if we are unable to continue to compete through e-commerce within the next two to three years, our business will suffer.

        We depend on the services of key managers. We depend on the services and efforts of our existing senior management and key personnel and we cannot assure you we will attract and keep key management. In addition, several members of our senior management team have left, or will leave, our employ due to our May 2001 restructuring. In the near-term, we expect to leave unfilled the positions of Senior Vice President of Sales, Senior Vice President of Marketing and Communications, Senior Vice President of Response Services, and to make our Senior Vice President of Administration/General Counsel a part-time position. We have long-term employment agreements with our two senior executives, Mr. Rechtman and Mr. Illson, but not with other senior managers or our sales representatives. We carry $2,000,000 "key person" life insurance on Mr. Rechtman, our CEO, which is pledged to our banks.

        Our business relies on the use of computers. Failure of our computer systems could cause us to lose significant revenues and gross profits during the computer downtime and this could put your investment at risk. We depend upon our redundant computer and communications hardware located at a single leased facility in California. Our systems are vulnerable to telecommunication failure, rolling blackouts, computer viruses and similar disruptive problems as well as damage from natural causes. Losses of this magnitude for more than a week could significantly impact our business.

        Your ability to vote your shares may be limited. Mr. Rechtman currently owns approximately 46.0% of our outstanding shares of common stock. Accordingly, he may continue to be able to elect a portion of our directors and possibly determine the outcome of corporate actions requiring stockholder approval, regardless of how you may vote. This may delay, defer or prevent a change in our control. It may also adversely affect your voting and other rights. In addition, we have not yet held our annual meeting for 2001 due to the lateness of our financial statements. This may have affected your ability to easily vote on matters of concern to shareholders and may continue to affect your ability to do so until we hold our annual meeting.

        In May 2001 one of our independent directors, who was also a member of our board's audit committee, resigned. His resignation left us with only two independent, non-employee directors. Absent extenuating circumstances, NASD rules generally require, among other requirements, that companies have three independent directors in order for the companies' stock to be listed on NASD exchanges. While our management believes that a third independent director can be found to serve on our board such that we would meet this NASD requirement for the relisting of our stock on a NASD exchange, we cannot guarantee that a third independent director can be found to serve. If one is not, our stock may be precluded from relisting on an NASD exchange. If this happens, the value of your investment will be seriously impaired.

        We may be affected by a change in our acquisition strategy. We have grown through acquisitions over the past several years. We do not plan to continue such strategy as a key part of our business plan in the foreseeable future. However, if future growth does occur through acquisitions and the acquired companies cannot be successfully integrated with us in terms of strategy and operations, this could jeopardize our ability to operate our core business successfully.

INDUSTRY

        Complex computer information processing systems, the foundation on which business and organizations now function, are continuously being redesigned, modified and upgraded as new computer and telecommunications technologies are introduced. Until the mid-1980s, both mid-range or mainframe computer systems were used to manage an organization's mission-critical, transaction-oriented commerce and business functions, such as banking, credit transactions, retail point-of-sale transactions and airline reservations. Networks supported access to these functions, either within a single site or from numerous geographically dispersed sites.

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

        We believe that these information system models - legacy systems, client/server systems and the Internet - will continue to coexist, each with advantages for certain applications. Thus, organizations are faced with complex decisions concerning the current and future configurations of their information systems, based on factors such as the re-engineering of aspects of legacy systems to function more efficiently with related client/server systems and Internet applications. Unlike the past several years, due to industry maturation and economic conditions, the markets for information technology products and services are expected to experience only modest growth over the next several years. We believe that the leading factors that will drive growth in the markets are the continued transition to distribute computing technologies, such as client/server, increased networking of personal computers into LAN/WAN, increased use of the Internet and growing use of Intranets in corporate environments.

        During the second half of 2000 and into 2001, as the general economy began to slow, the demand for technology products and services sold by us softened and continues to soften. This slowing has had a major impact on our vendors, customers and us. Prior to our June 2001 restructuring, we worked to reduce our cost structure in light of this industry slowdown and continue to do so after the restructuring as well.

BUSINESS STRATEGY

        At the core of our business strategy is getting Wareforce to profitability. The key to getting Wareforce to profitability is to organize our business around our operations as a high value technology solutions provider. This core part of our business, based on serving the marketplace through branches located throughout Southern California, provides a wide range of computer products and services to well-recognized Fortune 1000 companies and certain government accounts. We have demonstrated expertise in supporting these clients with technologies including desktop and portable computer products, server installations, complex storage solutions, networking design and implementation, and wireless technologies. The divestitures we have completed eliminate our involvement in certain services and account sectors that were not profitable. As a result, this focus has allowed us to reduce our overhead structure through the consolidation of facilities, systems and personnel. This strategy is an integral part of the business restructuring implemented beginning in May 2001.

        Additionally, during fiscal 2000 and continuing into 2001 we implemented new standards for performance and accountability and put programs in place to improve productivity in our sales and services functions. These programs in and of themselves did not substantially reduce our losses, but we believe they will be effective in conjunction with our business restructuring. However, there is no guarantee that these new standards and programs will generate the results we seek.

        An additional component in our business strategy prior to our June 2001 restructuring was to pursue growth in our core business by providing our clients access to an extensive range of products and services. Significant price competition and abbreviated product life cycles will continue to have driven us to pursue lower cost integration, assembly and distribution by implementing virtual warehouses and distribution facilities of major partners such as Ingram, Tech Data and Synnex, and thus we expect that offering clients access to an extensive range of products and services will continue to play an integral part in our overall business strategy.

        Historically, a key component in our growth strategy has been our intent to pursue acquisitions of information technology services businesses and electronic commerce companies. We have used this strategy to broaden our service offerings; add technical and sales personnel; increase our presence in existing markets; improve our operating efficiencies through economies of scale; and cement strategic vendor and customer relationships. However, with the implementation of our June 2001 restructuring plan and its resultant downsizing, we no longer expect to pursue an acquisition strategy as a primary aim in the near-term. We cannot however, guarantee that this change in strategic direction away from acquisitions and toward a concentration on our core business will be successful, nor can we guarantee that had we stayed with our acquisition strategy that we could have found suitable acquisition candidates or that, if we did, we could have acquired them on favorable terms.

        Additionally, our business model strength lies in our ability to serve our customer base through access to an extensive selection of IT products stocked by a number of major distributors. We provide this access through our information systems, including OpsTRACK, which is our proprietary e business system for electronically connecting Wareforce with its customers and distribution partners. This system makes available to our sales representatives, as well as certain clients, the pricing and availability of over 140,000 IT products, updated on a daily basis. We believe that this component of our business model helps us control our operating expenses and reduces our working capital requirements by maintaining limited inventory, employing extensive warehousing of our allied distributors and achieving revenue growth without a significant capital investment in inventory.

SALES AND MARKETING

        Prior to our June 2001 restructuring, we generally sold and marketed to three types of customers: Corporate (mid-size, large and Fortune 1,000); Government (State & County); and Education (K-12 and Higher Education). To these customers, we sold both products and technical services. In fiscal 2000, the percentage of our revenues from each of these types of customers was approximately 70.8% to corporate customers, 27.5% to Government customers and 1.7% to Education customers. We rarely sell to individual consumers. With the sale of our Commerce California division as part of our May 2001 restructuring we no longer focus our sales to Government or Education customers.

        Our sales team consists of inside and outside sales representatives, all of whom generate business via direct sales calls, telephone, fax, email and via our electronic commerce web site. Sales personnel have access to real-time pricing and availability from the three industry-leading distributors of computer products, Ingram Micro, Tech Data and Synnex via electronic links. Management believes that it will generate additional sales while lowering operating costs through sales via electronic commerce through the OpsTRACK system. Although we are highly reliant on various automated systems, we attempt to maintain a high level of personal interaction with customers to ensure the highest level of service possible.

PRODUCTS, SERVICES AND SOLUTIONS

Products - Traditional Product Sales

        We rely on manufacturers and third-party vendors, including distributors and aggregators of computer hardware, software and peripherals to develop, manufacture and supply all of the computer components we sell and service. We procure computer equipment through relationships and alliances with the nation's largest distributors of computer products, Ingram Micro Inc., Tech Data Corporation and Synnex. These alliances enable us to provide customers with a wide selection of products without subjecting us to many of the risks and costs of maintaining high levels of inventory. As part of our integrated electronic commerce solution, we download daily product pricing, availability and shipping data directly from Ingram Micro and Tech Data's online inventory databases. Updates are provided virtually real time. Management believes that this tight integration with vendors, and the use of the OpsTRACK system allows us to provide the quickest, most accurate procurement possible.

        Purchases from distributors Ingram Micro, and Tech Data accounted for 42% and 26% respectively of our aggregate purchases for the fiscal year ended December 31, 2000. Certain distributors provide us with trade credit as well as incentives in the form of discounts, rebates and cooperative advertising. Substantially all of our contracts with our distributors are terminable upon 30 days' notice or less and several contain minimum volume requirements as a condition to providing discounts to us.

        In addition to our relationships and alliances with distributors, we maintain standard authorization dealership agreements directly with many leading manufacturers of computer hardware and software. Under the terms of these agreements, we are authorized to resell to end-users and provide, in certain cases, warranty service on the products of such manufacturers. Our status as an authorized dealer is essential to the operation of our business. In general, the agreements do not require minimum purchases and include termination provisions ranging from immediate termination to termination upon 90 days prior written notice. We generally do not purchase products directly from these manufacturers because we believe that our distributors and aggregators provide us with several advantages, including competitive pricing, limited inventory risk, ready product availability, product quality assurance and access to the various vendors that may be required on a particular project.

        The PC market underwent major changes during 1999 and 2000. The major PC manufacturers, such as IBM, Compaq, Toshiba, Apple and Hewlett Packard, modified their focus to encompass more direct sales and marketing to end user accounts. As a result, we experienced some competition with these manufacturers in our accounts. We believe that we have no control over the continuously changing market conditions and deteriorating profit margins. However, there was no single hardware manufacturer from whom we purchased directly more than 10% of our total purchases during fiscal 2000. However, we had one hardware manufacturer, Dell Computer Corporation, which accounted for approximately 7% of our purchases for the fiscal year ended December 31, 2000, and for which their products may only be purchased directly from them. Additionally, until June 30, 2000, Wareforce purchased Microsoft product licenses directly from Microsoft. These direct purchases from Microsoft accounted for approximately 7% of total purchases for the fiscal year ended December 31, 2000. We now purchase Microsoft products through our distribution partners and other authorized third party sources.

        Microsoft terminated us from its authorized reseller program in 2000 due to payment disputes and failure to meet minimum sales requirements. In 2001 we reached resolution regarding payment disputes with Microsoft whereby we agreed to pay it $5,832,094.27 with interest at the rate of six and a half percent (6.5%) per annum payable, within 45 calendar days after the end of every financial quarter, a sum representing the lesser of twenty-five percent (25%) of our quarterly Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA) or sixty-five percent (65%) of our quarterly Earnings Before Taxes, Depreciation, and Amortization (EBTDA). The entire unpaid principal balance, plus accrued but unpaid interest, is due and payable on June 30, 2002. This due date will be extended until June 30, 2003 if we comply with all the provisions of note and accompanying settlement agreement and we reduce the principal amount owed under the note by at least $500,000 prior to June 30, 2002. The due date will be further extended by additional 12 month terms until the principal amount of the note and all accrued interest is paid in full, if we comply with all the provisions of the note and the settlement agreement, and we reduce the principal amount owed under the note by at least $500,000 during each additional extension period.

        From May 1997 until December 31, 1999 we had a contract with Apple Computer, which was renewable at Apple's discretion each year on December 31. The contract was not renewed on December 31, 1999. In 1999 the Apple contract contributed approximately $1.0 million in pretax profit.

Staff Augmentation and Outsourcing

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

Technical Services Division

        Along with other systems integrators, we are constantly training and retraining our technicians in fast-changing technologies in order to provide the latest IT solutions to our clients. Some of the services and project capabilities that we focus on are Core Services, Design and Migration Expertise, Project Management and End-User Support.

SPECIAL TECHNOLOGIES AND MARKETS

NACo:

        As part of the sale of our Commerce branch that occurred with our restructuring we assigned the National Association of Counties (NACo) contract to the purchaser. While we believe our contract with NACo, while not exclusive, gave us a unique position in the local and state government marketplace, we do not anticipate significant margin loss as a result.

COMPETITION

        We operate in a segment of the information technology industry that is highly competitive. We compete primarily in the United States, in particular in California. We compete with a large number and variety of resellers of computer hardware and software and technical service providers. Our competition includes computer retailers, computer superstores, consumer electronics and office supply superstores, mass merchandisers, corporate resellers, value-added resellers, specialty retailers, distributors, franchisers, mail order and web-based retailers and online auction companies. Additionally, several of the computer systems hardware vendors have increased their direct sales efforts to end users. In certain cases we now compete with them. Many of our competitors have significantly greater financial resources than us.

        In the computer hardware/marketplace area, we compete not only with the large computer resellers, manufacturers and technical services firms described above but also with companies that primarily specialize in the direct marketing and sale of computer hardware products. We also compete with direct marketing and build-to-order computer suppliers such as Dell and Gateway 2000, Inc., both of whom sell directly to end-users and to businesses.

          We do not own any intellectual property rights (other than our claim to the name OpsTRACK) and therefore do not have a competitive advantage in this area. We are authorized to service and sell a wide range of third party software products including those from most leading software manufacturers, including Microsoft and Novell. These products are licensed by the customers we serve and not by us (except where we license the products for our own internal use). We do license our primary sales and accounting software from Cove Systems, Incorporated and NxTrend, known as Trend. We are in the process of transitioning from Cove to Trend as our primary sales and accounting system. Trend has been used for several years by our Online group. The loss of our right to use Trend products could seriously impair our business.

        As described previously, we do have a proprietary system called OpsTrack, which is used by our sales force and our customers for procuring technology products. We believe that OpsTRACK's features and capabilities provide our customers and us with distinct competitive advantages in facilitating the procurement of technology products.

        Due to the increasing commoditization of computer products, many of our competitors compete principally on the basis of price, and may, from time to time, sell products at or below wholesale cost in an effort to increase volume and market share. The proliferation of manufacturers, suppliers and resellers and highly competitive pricing has caused the prices of component parts such as microprocessors, hard drives, and RAM to fall, thus driving retail prices lower as well. The trend of declining prices is expected to continue in the future. Falling prices and increasing competition have driven average gross profit margins lower, making it more difficult to generate the same revenue and gross profit dollars for a given level of unit sales volume.

        In addition, our industry is characterized by abrupt changes in technology, associated inventory and product obsolescence, rapid changes in consumer and business preferences, short product life cycles and evolving industry standards. We believe that our competitive advantages include the ability to provide competitive prices, superior product selection and quick delivery response time. If we fail to compete favorably with respect to any of these factors, our business, financial position, results of operations and cash flows would be materially and adversely affected.

        In response to the severe margin pressure in the computer hardware and software segments, we and some of our competitors have aggressively focused on expanding technical services offerings that offers value-added products and services, higher gross margins, greater differentiation from competitors and increased customer loyalty. We also continue to work toward streamlining our cost structure and reducing operating expenses in order to offset product margin pressure.

BACKLOG

        We do not have a significant backlog, as we typically deliver and install the computer products purchased by our clients within a short time of the date of order.

GOVERNMENTAL REGULATION AND CONTRACTS

        We believe that we are in material compliance with federal and state laws and regulations that are applicable to our operations. We are a party to several government contracts that represent material portions of our revenue or that, if terminated or renegotiated, would have a material adverse effect on our business. Two of these contracts, which represented 17% of our revenue in 1999, expired during 2000. On March 27, 2000 we were notified that one of these, our contract with the State of Florida, would not be renewed upon its expiration on March 31, 2000. While this represents a loss of approximately $18 million per annum of revenues, due to the low margin of this business, we believe the net impact upon our net profits was minimal.

        Additionally, in mid-2000 we were awarded a contract to perform approximately $56 million in work for the Los Angeles Unified School District (LAUSD). This contract required us to wire 102 schools for Internet access and provide appropriate computer hardware and networking to these schools. This work required us to undertake computer service work, construction-type work and the management of subcontractors. While some of the work required under this contract was outside of our usual core business, there was a significant amount related to the supply of computer hardware, which is more typical of our normal business. The work outside of our normal business was mostly performed by subcontractors and requires a reliance on positive cash flow and scheduled billings and payments by the LAUSD. Due to the timing of payments under the contract, our cash flow position and that of our subcontractors was been negatively affected. In early 2001, LAUSD notified us that we were seriously deficient under certain portions of the contract, primarily those dealing with the timing of subcontractor payments and work on certain school sites. While our management put into place what it believed to be a comprehensive plan to address LAUSD's concerns, we were unable to address the concerns to the satisfaction of either LAUSD or our management. Therefore, in July 2001, as part of our restructuring plan and with the consent of LAUSD, we assigned our rights and obligations under the LAUSD contract to Pacific Bell/SBC Data Comm. Under this assignment, Pacific Bell agreed to complete the contract and to hire us to perform certain work under the contract as a Pacific Bell subcontractor. The assignment generally relieved us of our obligations to LAUSD but we remain liable for the correction of certain deficient work done prior to the assignment. We are currently working in conjunction with Pacific Bell to complete this remedial work. We believe that a majority of the costs associated with the correction of deficiencies will be borne by the subcontractors at minimal additional cost to us. However, we have had to retain certain employees in an effort to wind down the contract. We have recorded a loss on the LAUSD contract of $1.1 million for the year ended December 31, 2000. The loss includes all costs associated with services provided under the contract, services provided to wind down the contract and estimates for potential legal costs and vendor settlements. Our management believes that the reserves for losses associated with this contract as of December 31, 2000 are adequate. Several subcontractors have generated threatened and actual lawsuits for non-payment as a result of our inability to complete the original LAUSD contract. We expect to settle most, if not all of these suits, through payment arrangements with Pacific Bell. Although all costs are not yet finalized, we believe that we have adequately reserved for any exposure related to the contract. The problems associated with this contract had a severe negative impact on our business and may have further negative impact until all issues surrounding the contract are resolved. While we expect resolution of all material outstanding issues to be resolved by the first quarter of 2002, we cannot guarantee either this timeframe or our ability to resolve all such issues satisfactorily. If we do not, our business could be further negatively affected.

PATENTS AND TRADEMARKS

Patented Technology

        We hold no patented technology.

Trademark

        We hold no registered trademarks or patents. However we did acquire the use of the OpsTrack trademark through our purchase of the assets of Pacific Online Computing. We do not believe that the loss of the use of this trademark would have a material impact on us.

EMPLOYEES

        As of December 31, 2000, we had approximately 450 employees, including 95 management and administrative staff; 90 sales people; and 290 technical personnel. We currently have approximately 170 employees. We have no collective bargaining agreements and believe that relations with our employees are good.

ITEM 2. PROPERTIES

        Our executive offices and some sales and administrative operations are located in approximately 7,100 square feet of space in El Segundo, California. This is approximately 15 miles from downtown Los Angeles. The lease on this space expires in April 2003 but we are attempting to sublet this space. In addition, we lease approximately 23,089 square feet of space in Manhattan Beach, California (directly across the street from our headquarters), which housed our warehousing, distribution, data processing and finance operations prior to the restructuring. This lease expires on January 31, 2005. We have sublet this space beginning October 15, 2001. However, given changing market conditions since we initially leased this space, the sublet will not fully cover our lease costs and will fall short by approximately $388,000 over the remaining life of the lease.

        As part of our business restructuring we have made our Irvine location in Orange County California our primary operations center. The facility is approximately 17700 sq. ft, and the lease has been extended through December 2002.

        We also lease a sales office in Commerce, California for approximately 3,000 sq. ft., which expires in April 2003. We have notified the Commerce landlord of our intention to assign this lease to the purchasers of the Commerce branch but do not yet have the landlord's approval and therefore remain obligated on the lease even though the purchasers of the Commerce branch are making the lease payments. We additionally lease another sales office in Encino, California of approximately 2,828 sq. ft., which lease expires on January 31, 2004.

        In our asset acquisition of Kennsco, we acquired leases for various small (generally under 1,000 sq. ft.) office locations in the Midwest and Florida. For the most part, these are leased on a short-term basis. We also acquired a three-year lease on Kennsco's principal office and warehouse building located in Plymouth, Minnesota, a suburb of Minneapolis, Minnesota. Kenneth Searl, one of our former Senior Vice Presidents, who was terminated in March 2001, and Kennsco's former President, owns this location. (See Item 3 Legal Proceedings.) Our annual lease obligation for this approximately 16,000 sq. ft. facility is $165,697. We believe that this lease is at competitive market rates at the time we entered into it. As part of the divestiture of the Kennsco operation we have notified the landlord that we will terminate our lease effective January 31, 2002 that is consistent with the terms of the lease agreement.

The other locations, Bakersfield and San Diego, are generally considered sales offices and have approximately 1800 and 4970 sq. ft., respectively. Their leases expire in May 2002, and October 2003, respectively.

        We believe these facilities are adequate for current needs and that suitable additional or substitute space is available if needed.

ITEM 3. LEGAL PROCEEDINGS

        We are involved in various other legal proceedings generally incidental to our business.

        In January 2001 we received notice from Nicole Radamous, a former employee that she believed she was owed a commission of 10% of the gross profits of our project with the Los Angeles Unified School District (LAUSD). This employee has claimed that these commissions could total $1.3 million. We have denied that we owe the employee such commissions and have further informed her that even if we did owe her commissions on the project, we are unable to adequately determine at the time of our response what, if any, gross profit, we have made on the LAUSD project. This employee filed suit on March 29, 2001 in the Los Angeles Superior Court in this matter. We are unable to determine what the outcome will be at this time. We believe that this claim and amount are without merit and intend to vigorously defend this action.

        As part of our assignment of our rights and obligations under our contract with LAUSD to Pacific Bell/SBC Datacomm, Pacific Bell agreed to pay those subcontractors who had previously done work for us under the contract but remained unpaid. Pacific Bell intends to make these payments as these subcontractors complete unfinished or deficient work. Several of these subcontractors have filed suit for non-payment. On July 16, 2001, Associated Ready Mix filed suit in Los Angeles Superior Court claiming damages in the amount of $26,038 for unpaid invoices. On July 16, 2001, A & A Ready Mixed Concrete, Inc. filed suit in Los Angeles Superior Court claiming damages in the amount of $3,699 for unpaid invoices. On December 18, 2001, Alan Grimstad Construction filed a counter-suit in the Associated Ready Mix matter claiming damages in the amount of $266,063 for unpaid invoices. On September 13, 2001 Anderson & Howard Electric, Inc. filed suit in Los Angeles Superior Court claiming damages in the amount of $442,551 for unpaid invoices. On November 14, 2001, Electronic Electrical Control filed suit in Los Angeles Superior Court claiming damages in the amount of $356,428 for unpaid invoices. Once each of these subcontractors completes all outstanding work and corrects all outstanding deficiencies in their work, we expect Pacific Bell to make all remaining payments and for each lawsuit to be dismissed. In addition, several of our subcontractors have filed stop work notices with LAUSD for work pending under our LAUSD contract. We expect all of these stop work notices to be lifted upon completion of work and full payment by Pacific Bell on behalf of Wareforce.

        The Company is involved in various other legal proceedings generally incidental to its business. While the result of any litigation contains an element of uncertainty, management presently believes that the outcome of any of the above mentioned litigation or other known, pending or threatened legal proceeding or claim, individually or combined, will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the last quarter of 2000, we did not submit any matter to the vote of our shareholders. We have not yet held our annual shareholder meeting for 2001. As this report is being filed in 2002, we intend to combine our missed 2001 shareholder meeting with our 2002 annual shareholder meeting, which we expect to hold as soon as possible after distributing our annual report to our shareholders.

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

        Our common stock has traded in the over-the-counter market on a limited and sporadic basis, and was quoted on the National Association of Securities Dealers, Inc. Electronic Bulletin Board under the symbol WFRC until May 24, 2001. On that date our stock became ineligible to trade on the Bulletin Board due to our failure to comply with Rule 6530, regarding the timely filing of financial information. Since that time, our shares have traded on a limited basis through what is generally called the "Pink Sheets".

        The following table sets forth the high and low bid price quotations for each calendar quarter since we began trading in July 1998. We forward split our common stock on a 1.85 for 1 basis in July 1998. Quotations for periods prior to such split have been restated to reflect post split amounts throughout.

QUARTER ENDED                   HIGH BID            LOW BID
-------------                   --------            -------
September 30, 1998               $5 5/16             $3
December 31, 1998                $5                  $2 5/8
March 31, 1999                   $9 1/2              $6 1/4
June 30, 1999                    $7 7/8              $3
September 30, 1999               $3 1/8              $1 7/8
December 31, 1999                $2 9/16             $1
March 31, 2000                   $6                  $5 3/8
June 30, 2000                    $1 7/8              $1 11/16
September 30, 2000               $1 9/32             $1 3/16
December 31, 2000                $1 7/16             $0.2969
March 31, 2001                   $0.375              $0.375
June 30, 2001                    $0.25               $0.23
September 30, 2001               $0.05               $0.02
December 31, 2001                $0.09               $0.02

        These prices represent interdealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions. As of December 31, 2000, there were approximately 60 holders of our common stock listed on our records. Some of these holders are brokerage firms that hold our stock in street names for their investors. We believe that approximately 1,365 investors are represented by these street names.

DIVIDEND POLICY

        We have not previously paid any cash dividends on common stock and do not anticipate or contemplate paying dividends on common stock in the foreseeable future. It is our present intention to utilize all available funds for the development of our business. Under Nevada corporate law, we may not pay any dividends or other distributions that would render us insolvent or reduce our assets to less than the sum of our liabilities plus the amount needed to satisfy outstanding liquidation preferences. Also, our loan agreement with Congress Financial Corporation prohibits us from paying dividends without their approval. Additionally, our agreements with the Shaar Fund and the Triton Group preclude us from paying dividends on our common stock prior to paying any dividends owed on our preferred stock.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto and other financial data included elsewhere in this Annual Report on Form 10-K. The statement of operations data set forth below for each of the three years in the period ended December 31, 2000 and the balance sheet data as of December 31, 2000 and 1999, are derived from the Company's consolidated financial statements for those years which have been audited by Arthur Andersen LLP, independent public accountants, whose report thereon is included elsewhere herein. The statement of operations data for each of the two years in the period ended December 31, 1997 and the balance sheet data at December 31, 1996, 1997 and 1998 are derived from audited financial statements of the Company not included herein. These historical results are not necessarily indicative of the results to be expected in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                               WAREFORCE.COM, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except per share data)

                                                                    Year Ended December 31,
                                                   ----------------------------------------------------------
                                                     2000         1999         1998        1997        1996
Statement of Operations Data:
    Consolidated
      Net Sales                                    $ 181,115    $ 148,261    $ 88,895    $ 79,622    $ 88,510
      Cost of Goods Sold                             160,118      130,885      80,138      72,465      81,035
                                                   ---------    ---------    --------    --------    --------
      Gross Profit                                    20,997       17,376       8,757       7,157       7,475

      Selling, General & Administrative Expenses      27,737       19,544      11,325       6,577       7,614
                                                   ---------    ---------    --------    --------    --------
      (Loss) Income from Operations                   (6,740)      (2,168)     (2,568)        580        (139)

      Interest Expense                                 1,682          601         551         491         543
      Other (Income) Expense                          (1,893)        (246)        842           6         (62)
                                                   ---------    ---------    --------    --------    --------
      (Loss) Income Before Taxes                      (6,529)      (2,523)     (3,961)         83        (620)

      Benefit (Provision) for Income Taxes              (491)          (3)        771         (21)        176
                                                   ---------    ---------    --------    --------    --------
      Net (Loss) Income                            $  (7,020)   $  (2,526)   $ (3,190)   $     62    $   (444)
                                                   =========    =========    ========    ========    ========

      Net (Loss) Income Per Common Share           $   (0.74)   $   (0.23)   $  (0.38)   $   0.01    $  (0.07)

      Shares used to compute basic and diluted
        net income (loss) per share                   11,897       10,750       8,491       6,772       6,772

Balance Sheet Data:
      Cash                                         $   1,124    $     368    $    818    $    383    $  2,037

      Working Capital                                    997       (6,518)     (3,702)     (1,148)        (81)

      Total Assets                                    42,153       40,292      27,729      16,301      25,709

      Total Long Term Debt                             9,127        2,555          13          22         782

      Total Liabilities                               41,320       39,983      27,510      16,653      25,127

      Redeemable Preferred Stock                       3,833           --          --          --          --

      Total Stockholder's Equity (Deficit)         $  (3,001)   $     309    $    219    $   (352)   $    582

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes included in this Form 10-K. The financial statements referred to reflect the financial condition and operating results of Wareforce.com, Inc. (formerly known as Jolley Vending) since its acquisition of Wareforce Incorporated in July 1998, through the year ended December 31, 1998, and of Wareforce Incorporated for periods prior to the acquisition. This discussion should not be construed to imply that the results discussed will necessarily continue into the future or that any conclusion reached will indicate our actual operating results in the future. This discussion represents only the best present assessment of our management.

GENERAL

        We have traditionally been a value added computer reseller. As a reseller we source hardware and software from distributors and/or manufacturers for its clients. For the past several years, the margins of traditional resellers have eroded. In an effort to reverse this decline, our management had believed that we needed to become larger and more diversified to obtain economies of scale and negotiate better pricing from our suppliers. They also believe we need to introduce e-commerce to better service the customer, reduce the costs of capturing and processing an order and offer technical services as a means of increasing gross profit margin.

        As described previously, our restructuring plan has refocused our business around those portions of our core value added reseller business that are profitable, and we have divested those portions of our business (including acquisitions of certain services-related businesses) that were not profitable.

        While we may selectively look for acquisitions, which complement our business strategy, we have focused our business on achieving profitability through improvement in our existing operations. During the past year we have taken actions to increase our selling margins through improved pricing and cost-recovery strategies. We have also created more disciplined systems and procedures to measure sales and services productivity and profitability. Additionally, we have reduced our general and administrative costs in areas not critical to our current operations.

        A key element in obtaining profitability is increasing the mix and performance of our services operation. During fiscal 2000, in addition to our product sales, which accounted for approximately 87% of our revenues, professional service and maintenance accounted for 12%, with the balance coming from e-commerce development and other sources. As part of our business plan, we have tightened our focus on increasing sales volumes of professional and technical services, and increasing our utilization and billing rates where warranted.

        Our business plan is focused on maintaining the disciplines implemented in 2000, coupled with implementing the additional changes described above during 2001. We believe that these actions will enable us to achieve sustainable profitability.

        As a reseller we do not develop software nor do we sell aging releases of software. The software we distribute is the newer releases from the manufacturers we represent.

        In early 1999, we attempted to increase our web presence and electronic commerce offerings by acquiring 70% of uMember.com. uMember's website became operational in the first quarter of 2000. Also, during the first quarter of 2000, as a result of a reverse merger, which resulted in the recapitalization of uMember and the sale of 1,085,000 shares that we held in uMember stock, our ownership was diluted from 70% to 40%. However, since that time the market outlook for websites such as uMember that catered primarily to the retail market has changed dramatically. As a result, uMember has, to date, been unable to generate material revenues and operated at a loss during 2000.

As a result of these factors and the limited availability of capital for such website companies, we believe uMember has a limited chance of success and have written off our investment and receivable balances due from uMember, approximately $1.4 million. While uMember has not formally ceased business, in early 2001 it effectively discontinued its operations. We do not believe that this would have a material impact on our continuing operations or financial outlook. However, we will remain obligated on certain guarantees that we made on behalf of uMember. These guarantees totaled approximately $825,000 of which $320,160 has been paid as of November 30, 2001. Should we default on these guarantees, it could have a material adverse impact on our business and finances.

        As part of our business strategy, in September 1998, we completed the acquisition of CY. The acquisition of this technical services/computer products firm doubled the size of our core business. In March 1999, we completed the purchase of Kennsco, which is primarily a technical services firm. Kennsco generated $18.2 million in revenues in its 1998 fiscal year from operations in the Midwest and Florida. At the beginning of 2000 we collapsed the CY entity into the Wareforce entity to take advantage of a single brand name and simplify our organizational structure. Associated costs were immaterial and expensed as incurred. In May 2000 we acquired WesTech a developer and integrator of websites and e commerce systems. In June 2000, we completed the acquisition of certain assets and assumed certain liabilities of Pacific Online, a Southern California-based product and service company.

        As part of our restructuring plan we divested the complete operations of WesTech and Kennsco. We also divested the portion of CY that served large government accounts, specifically Los Angeles County. We have retained all of the branches and operations acquired in the Pacific Online transaction.

        In fiscal 2000, sales to our four largest customers accounted for approximately 40% of total sales. Of this amount, sales to the County of Los Angeles accounted for approximately 19.1% of our total sales. No other customer accounted for more than 10% of sales. Based on history, we expect to continue to make a significant portion of our sales to one or more large customers. Our management believes that our horizontal and vertical strategy of expanding service offerings may yield higher margins from our large customers than product sales alone yield. However, our sales to high volume customers have historically been primarily product sales. Therefore, any significant increase in product sales to high volume customers may increase our overall net sales and/or our profitability but may also reduce our overall gross profit margins.

        Typically, we do not place an order with a supplier until we have received an order from a customer. Inventory is then drop-shipped by the supplier to either the customer or one of our distribution centers. The supplier typically ships products within one to two days. Consequently, almost all of our revenues in a quarter result from orders received in that quarter. Although we do not maintain significant inventory, we record as inventory merchandise being configured as well as merchandise purchased from suppliers but not yet shipped to customers.

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

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1999.

        In May and June 2000, Wareforce acquired Western Technologies Group, LLC (Westech) and Pacific Online Computers, Inc., (Online). Both acquisitions were accounted for under the purchase method of accounting. The Westech acquisition involved the assumption of certain liabilities in exchange for assets, while the Online purchase involved a combination of cash and a contingent note payable for certain assets and liabilities.

        NET REVENUE. In 2000, revenues increased to $181.1 million from $148.3 million the previous year, an increase of $32.8 million. This included a full year of revenues for Kennsco compared to nine months in 1999, or an additional $3.3 million for the year. The acquisition of Online in June 2000 added $40.7 million for the seven months ended December 31, 2000, while Westech added approximately $1.0 million from the date they were acquired. Non-acquisition revenues declined by approximately $12.2 million in 2000 attributable to several customers, which included a $15.8 million decrease because of the expiration of the State of Florida Microsoft Contract and the termination of our Large Account Reseller agreement (LAR) with Microsoft as of June 30, 2000. The loss of this revenue did not materially affect the Company due to the low margins of the business. This and other smaller decreases were more than offset by increases from other major customers.

        GROSS PROFIT. The gross profit decreased, as a percentage of revenue to 11.5%, or $21.0 million, in 2000 from 11.7%, or $17.4 million in 1999, an increase of $3.6 million in gross profit dollars. The decrease in gross margin percentage is a result of a $1.1 million loss recorded during fiscal 2000 related to the LAUSD contract. This loss represents actual costs and estimated costs to wind down the contract partially offset by increases from the acquisition of Online and Westech, which added approximately $4.3 million and $0.4 million, respectively. Kennsco added $0.6 million for the full year of 2000 over nine months in 1999. Gross profit as a percentage of sales remained relatively consistent between periods. Non-acquisition gross profit as a percentage of sales increased slightly, 0.5%, between 1999 and 2000 even though revenues decreased by approximately $0.6 million. The slight increase in margin percentage was due to a strategic decision by the Company's management to abandon its lower margin business indicating the loss of this business had a favorable impact on the margin. In addition, at the end of 1999 Apple changed their business model and no longer used outside contractors to augment their sales force. As a result there is a nominal amount included in 2000 while 1999 reflected approximately, $1.9 million in gross margin indicating that the business was replaced by better margin business than experienced in 1999.

        OPERATING EXPENSES. Selling, general and administrative (SG&A) expenditures increased to $27.7 million, or 15.3% of sales in 2000 from $19.5 million or 13.1% of sales in 1999, an increase of $8.2 million or 2.2% of sales.

        The increases are primarily a result of the acquisitions of Online and Westech, which added $3.4 million and $0.4 million respectively. Kennsco was basically unchanged as a percentage of revenue from 1999 but added $1.0 million in dollar terms for the twelve months ended December 31, 2000, compared to nine months in 1999. Continuing operating expenses added $1.4 million from 1999 to 2000 in SG&A expenditures. These include increased information systems costs to enhance our information technology infrastructure which added $0.3 million; increased accounting costs due to higher audit, professional and outside services of approximately $0.4 million which included filing an S-1 for registering the preferred shares issued in May 2000; an increase in depreciation expense on existing assets plus a California State audit of outside contractors amounting to $0.2 million; expenses incurred in investigating an entry into the European marketplace of $0.3 million; and start up costs associated with receiving and starting work on a major contract of $0.2 million.

        INTEREST EXPENSE. Interest expense, net of interest income, increased to $1,541,000 in 2000 from $601,000 in 1999, an increase of $940,000 or 156.4%.
Approximately $720,000 was due to increased borrowing and $209,000 was due to increased interest rates from 8.25% per annum in 1999 rising to 10.5% per annum in 2000. The increased borrowing is due to larger hardware dollar amounts financed and a delay in receiving rebates from our vendors. The manufacturers pay their rebates slower than the terms we receive from the distributors.

        OTHER INCOME and EXPENSE. Other income increased to $3.5 million in 2000, from $246,000 in 1999 primarily due to the one-time sale of 1,085,000 shares of uMember common stock held by the Company, the proceeds of which approximated $2.3 million, net of selling costs. Additionally, one-time adjustments attributable to the true up of accrued liabilities from one vendor in the amount of $3.5 million, offset by the accrual of uMember guarantees and other charges of approximately $1.1, plus $1.1 million delineated in the next paragraph contributed to the increase.

        In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standard SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires that certain identifiable intangibles be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable, during fiscal 2000, we wrote down the goodwill associated with the acquisition of Kennsco in 1999, by $1.1 million.

        Equity in net loss of uMember is $1.7 million in 2000, while in 1999 uMember was treated as a consolidated subsidiary. These costs in 2000 are the result of the Company recognizing its share of the losses based on the equity method of accounting generated by uMember. UMember was a dot.com startup in late 1998. By late 2000 it was unable to find outside funding to continue financing its operations and ceased operations in the first quarter of 2001.

TWELVE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1998.

        Between September 1998 and March 1999, Wareforce consummated three acquisitions, which more than doubled its size. Two of these acquisitions were recorded as purchases and the other an exchange of stock for a 70% interest and a commitment to fund start-up operations for an e-commerce company.

        NET REVENUE. In 1999, revenues increased to $148 million from $89 million the previous year, an increase of $59 million. This included a full year of revenues for CY compared to four months $20 million in 1998, and nine months of revenues for the acquisition of Kennsco in March of 1999. CY and Kennsco accounted for $66.0 and $12.6 million of revenues in the twelve months ended December 31, 1999, respectively. Wareforce revenues grew slightly. The start-up company, uMember, had no revenues in 1999.

        GROSS PROFIT. The gross profit increased, as a percentage of revenue, to 11.7%, or $17.4 million, in 1999 from 9.9%, or $8.8 million in 1998. This is attributable not only to the acquisitions but also to the mix of business. The mix continues to evolve as we offer and focus our attention on value added services such as technical support, configuration design, and installation and maintenance of networks. These types of services have generally demanded higher margins. This is evident especially with the acquisition of Kennsco, where its contribution to the increase added 1.5% in 1999 to the overall consolidated margin.

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

        The expenses at CY and Kennsco will be ongoing in the future. They are necessary to support the sales offices and additional revenues that the acquisitions contribute. uMember expenses will grow significantly as it continues the development of its website and implements its business strategy.

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

TWELVE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1997

        NET REVENUE. Our revenues increased 11.7% from $79.6 million for the twelve months ended December 31, 1997 to $88.9 million in the twelve months ended December 31, 1998. This increase was largely attributable to the acquisition of CY. Without CY, Wareforce revenues would have decreased by $10.8 million from $79.6 million to $68.8 million due to the expiration of a contract with Southern California Edison, which represented 24.5 percent of total revenues in 1997 and 4.4 percent in 1998.

        GROSS PROFIT. Total gross profit was 9.9% of revenues, or $8.8 million, for 1998, compared to $7.2 million, or 9.0%, of revenues in 1997. The gross profit increase of $1.6 million is due to the following: The acquisition of CY contributed $2.2 million to the increase; the decline in sales, primarily due to a loss of a major customer for Wareforce, contributed $(1.2) million decrease offset by a $600,000 increase contribution of a full year of the Apple contract. We act as a sales agent for Apple Computer and are paid a commission based on Apple's sales in the five-state territory. This sales agent program began in May 1997. The contract with Apple runs through December 31 of each year and is renewable at Apple's discretion. (The contract was not renewed at December 31, 1999.) The gross profit as a percent of net revenues increased to 9.9% from 9.0%. This is due in part to the increasing percentage of our net sales from higher margin technical services. These services often command gross profit margins of 25% to 40%, depending on the type of services performed.

        OPERATING EXPENSES. Sales, general and administrative expenditures increased to $11.3 million or 12.7% of sales in 1998 from $6.6 million or 8.3% of net sales in 1997, an increase of $4.7 million. The majority of this increase, $2.7 million or 57%, is due to the acquisition and integration of CY as of September 1998. CY operates three sales offices. Subsequent to the acquisition, the ongoing cost of these offices plus the administrative expenses to support these offices is expected to be approximately $580,000 per month or $2.3 million for a four-month period. This is a savings of $100,000 per month compared to the four-month cost of $2.7 million in 1998. The remaining $2.0 million increase is due to the following: $800,000 in expenses were associated with the development of our structure to support acquisitions and operate as a public company; $500,000 for the opening of two sales offices on the East Coast of which $400,000 was compensation; $300,000 for the hiring of six salesmen for selling to state and local governments; another $300,000 for increasing our technical services capabilities, which included $263,000 in compensation, $12,000 for training and the remaining costs for travel, auto expense and other miscellaneous expenses. The e-commerce costs were roughly $100,000. These included employee compensation of $70,000 and the remaining costs were depreciation of hardware purchased for the site.

        OTHER EXPENSES increased to $842,000 in 1998 from $7,000 in 1997 primarily due to one-time expenses associated with the raising of $6.0 million in financing for 1998.

        NET INTEREST EXPENSE increased to $551,000 in 1998 from $491,000 in 1997, a $60,000 or 12% increase. This increase was in keeping with a 12% increase in sales. The majority of interest expense was due to borrowing against our credit line used to purchase inventory.

LIQUIDITY AND CAPITAL RESOURCES

        From inception through 1997, operations have been financed primarily through credit from vendors and manufacturers as well as from traditional revolving credit lines that are maintained with various financing companies. Prior to August 27, 2000 we had a $30 million line of credit with Congress with an underlying financing facility with Nations Bank. Congress extended the facility for six months to February 27, 2001, and extended it again to May 27, 2001, and again to June 27, 2001. As Nations pulled out of this type of financing in May 2000, we obtained the underlying facility with Deutsche Financial Services.

        On July 3, 2001, Congress granted an extension until May 31, 2002, unless the underlying agreement between Deutsche Financial Services Corporation
(DFS), our inventory flooring lender, and us expires earlier. On November 2, 2001, DFS agreed to extend their portion until May 27, 2002.

        The credit facility with Congress initially expired on August 27, 2000, was renewed for a six-month period to February 27, 2001, and again renewed to May 27, 2001, and again to June 27, 2001. On July 3, 2001 Congress granted an extension until May 31, 2002, unless the underlying agreement between DFS and us expired earlier. Subsequently, DFS has also agreed to extend their portion until May 31, 2002. As part of negotiating an extension of the DFS facility, the facility has been reduced to $18 million, effective November 5, 2001. The new facility requires minimum EBITDA levels to be maintained between $100,000 for the months of August and September 2001, and up to $750,000 on a quarterly basis for the period ending May 2002. As of the date of this filing we are in compliance with minimum EBITDA levels as specified in the agreement. There can be no assurance that we can remain above these minimum levels.

        Prior to May 31, 2002, we will work with Congress and DFS to obtain an extension of the current facilities or find replacement lenders. There can be no assurance that an extension will be obtained or new lenders can be found. Failure to maintain adequate credit lines will have severe consequences for us.

        The actual level of borrowing capacity under our line of credit is based on the quantity and quality of our inventory and accounts receivable. Advances under the terms of the credit line agreement are limited to the sum of 85% of eligible accounts receivable plus 75% of eligible inventory. Interest is payable at the finance company's prime rate (10.5% at December 31, 2000) and may be raised to the prime rate plus two percent under certain conditions. Advances under the flooring line are based upon qualified inventory purchases and bear no interest for 30 days. Interest is charged at a rate of 1.5% per month for payments we make beyond the initial 30-day period. Typically, we settle our inventory flooring plan payments within the 30-day period.

        Our borrowings are also subject to certain covenants. Pursuant to the line of credit, we are required to maintain financial covenants related to our loans to our officers, and a minimum net worth. These covenants were amended in March 1999, effective December 31, 1998, and again in December 1999, effective August 31,1999. An additional amendment in March 1999 provided for a $2 million revolving sub-facility for Kennsco under the same terms as the original loan agreement. As of December 31, 2000, we were not in compliance with the amended covenants. In connection with our amended credit facility, the net worth covenant is no longer in effect and we are in compliance with the new minimum EBITDA levels and remaining covenants as of the date of this filing.

        The credit facility with Congress Financial is secured by substantially all of our assets and is personally guaranteed by our CEO, who is also our major stockholder, in the amount of $1.5 million. He has also assigned several Promissory Notes valued at approximately $2.2 million that were in favor of us to Congress. Our CEO has also guaranteed the underlying inventory flooring facility with Deutsche. Total outstanding borrowings under the line of credit were approximately $17.5 million as of December 31, 2000.

        In March 1998, Wareforce Incorporated issued in aggregate $6.0 million of 12% subordinated, convertible debentures, maturing one year from the date of issuance with an option to renew for an additional year (the 1998 Convertible Subordinated Debenture). Wareforce paid approximately $900,000 to a third party in connection with raising these funds. During June 1998, the $6.0 million was converted into equity in exchange for 2.0 million shares of Wareforce Incorporated common stock. The proceeds of the debentures were used for the acquisition of CY, a loan to Mr. Rechtman to acquire the shares of Wareforce then held by Ms. Gabriel, his ex-wife, and general working capital purposes.

        In January and February 1999, we issued 600,000 restricted shares of our common stock in a private placement for $2.4 million (the 1999 Private Equity Placement). We paid approximately $250,000 to a third party in connection with raising these funds. The proceeds from this placement were used primarily to complete our asset purchase of Kennsco, funding start-up costs for uMember.com and general working capital purposes.

        On May 2, 2000 Wareforce finalized a net $3.5 million convertible preferred share private placement. Wareforce issued 454,545 preferred shares with a 6% coupon payable semi-annually. The preferred shares are convertible to common shares, based on a series of formulas, at the lesser of 150% of the common stock average bid price on the closing date or 95% to 107% of the bid price at the time of conversion depending on the time held. The preferred shares were to be registered within 120 days of the closing date. This registration was completed in January 2001. However, it is no longer effective. We are required by the agreement with the preferred holders to have an effective registration statement. The holders may require another statement to be filed but at this time there is no indication they will. The preferred shares must be converted to common shares at the end of three years. 116,667 five-year warrants were issued in connection with the preferred stock issuance. The warrants are convertible at 125% of the bid price on the closing date. In addition, we issued 64,167 shares of common stock, and 182,354 warrants to purchase shares of common stock at $4.19 per share as finders' fees in connection with the private placement. We have the right to redeem the preferred shares at $10 per share, or $4.5 million stated value, plus the payment of all accrued and unpaid dividends provided that the market price of the common stock is less than 200% of the common stock price on the date the preferred shares were issued. On May 3, 2000, our stock price fell below the 200 percent level and continues to be below that level.

        On October 24, 2000, the Company entered into a Securities Purchase Agreement whereby it agreed to sell 704,225 restricted shares of its common stock at $0.85 per share, calculated at the average of the closing bid price of the Company's common stock during the ten trading days immediately preceding the signing of the agreement, to a European investment fund. As part of the agreement, the Company agreed to issue to the fund 400,000 warrants, exercisable over one year, to purchase shares of the Company's common stock at $0.85 each. The payment for the shares and their subsequent issuance, along with the issuance of the warrants, is to take place in three equal installments, on October 24, 2000, December 7, 2000, and January 20, 2001. As part of the agreement, the Company has agreed to use $600,000 of the proceeds of the sale of stock for a loan to uMember.com, Inc., of which the Company currently owns approximately 40%. In addition to lending uMember the proceeds from the sale of these shares, the Company, as part of the loan agreement, agreed to lend to uMember an additional $600,000, all contingent on the Company receiving matching amounts from the European investment fund. The Company was not required to distribute any of this additional $600,000 in the first ninety (90) days after the effective date of Agreement; and (ii) the Company was not required to distribute more than $75,000 in any single month in which such funds are distributed. One half of the loan matured in one year, with the other one half becoming a term loan at the end of the first one-year period. The loan was priced at prime plus one percent. The European investment fund made the October 24, 2000 installment of $200,000. It has not however to date made any additional payments. Based on conversations with the fund, the Company does not anticipate that the fund will make the remaining two payments totaling $400,000. The Company has notified the fund that it believes that the fund is in breach of its written agreement to make such payments. The Company investigated the possibility of a lawsuit against the fund to recover the remaining payments but believed the cost of doing so out weighed the possibility of any recovery. The Company believes that it has met its obligations to uMember under this agreement and that it has no further obligation to uMember under this agreement should the fund not make the remaining payments.

        The working capital deficit improved from ($6.5) million at December 31, 1999 to a positive $1.0 million at December 31, 2000, primarily due to the conversion of a current payable, $5.8 million, to long term debt. The Company used ($3.9) million in cash from operations for the twelve months ended December 31, 2000 compared to ($7.8) million from operations during the twelve months ended December 31, 1999.

        Allowance for doubtful accounts increased to $1,295,959 at December 31, 2000 from $356,930 at December 31, 1999, an increase of $939,029. Of the increase, $250,000 was accrued for revenue generated that arose from the purchase of Online in June 2000. The remainder of the increase, $689,029 is primarily due to the restructuring plan the Company implemented in May 2001. As part of the restructuring plan the Company sold and/or closed branches that had accounts receivable of approximately $9.3 million. In all cases, the Company retained the receivables. As part of an operation that had been discontinued the ability to collect the accounts receivable becomes more difficult.

        The Company's investing activities during the twelve months ended December 31, 2000 used cash of ($0.1) million. Sale of 1,085,000 shares of uMember held by Wareforce generated $2.3 million net of selling costs. This was offset by the purchase of Pacific Online, which was paid, in part, by $1.4 million in cash. Another $1.0 million was used for the purchase of property and equipment. In the comparable twelve months of 1999, $0.8 million cash was used in the acquisition of Kennsco, and $1.3 million was used to acquire property and equipment.

        Net cash provided by financing activities in the twelve months ended December 31, 2000 was $4.7 million. The Company raised approximately $3.2 million in cash, net of selling costs, from the issuance of 454,545 shares of preferred shares. In addition it raised $2.0 million from the exercise of warrants and the issuance of common stock. The line of credit was paid down by $1.1 million and long term debt increased by $0.7 million net of repayments. Net cash provided by financing activities for the twelve months ended December 31, 1999 was $9.3 million. The primary source of this financing activity was the borrowing of $6.8 million against the line of credit coupled with the $2.2 million equity placement, and a net increase in long-term debt of $0.3 million.

        We continue to incur losses and negative cash flow from operations. In May 2001, we instituted a plan to restructure our operations. This plan focuses around the portions of our operations that are breakeven or already profitable. As a result of this plan, the core business is oriented around being a value added technology solutions provider providing sales and services to our client base through branch locations in southern California. This approach allows us to consolidate our systems and operations and in turn eliminate duplicative functions and administrative staff. In addition we have been actively working with our lenders to ensure that we have the financial resources to run our business. We have received an extension to our working capital line facility and our flooring agreement through May 31, 2002 (the facilities). Prior to May 31, 2002, we will attempt to extend the current facilities with our existing lenders or to find replacement lenders. We also have amounts that are past due to our vendors and we have been working with our vendors to establish payment plans. There is no assurance that we will be able to achieve and sustain profitability or that we will be successful in securing adequate financing prior to expiration of our existing facilities or that we will be able to pay our vendor obligations according to our payment plans established with our vendors. Unless we secure sufficient additional financing prior to March 31, 2002 and are able to achieve adequate profitability to fund our operations, our independent auditors have informed us that the auditor's report on the December 31, 2001 financial statements will likely include a going concern qualification.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to market risk from changes in interest rates primarily as a result of its borrowings under its line of credit. The Company's line of credit bears interest at the prime rate publicly announced by First Union National Bank and can be raised to prime plus two percent. Assuming an increase of one-half a percentage point on January 1, 2001 and no change in the outstanding borrowings under the lines of credit at December 31, 2000, interest expense would increase by approximately $87,000 for fiscal year 2001 as compared to 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements are listed in the Index to Financial Statements following page 50.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

        The following table sets forth the names and ages of all directors and officers during 2000 and the position held by them:

         NAME              AGE              POSITION
         ----              ---              --------
Orie Rechtman (1)           50      Chairman and CEO
Jim Illson (2)              47      President and Director
Don Hughes (3)              57      COO and CFO
Dan Ricketts (4)            38      Senior Vice President, General Counsel
                                    and Secretary
Raymond Wicki               55      Director
Earl Greenberg (5)          50      Director
Steve Keller (6)            38      Director
John McWilliams (7)         38      Director
Henry Gutter (8)            48      Director
Richard Fu (9)              37      Senior Vice President
Kenneth Searl (10)          53      Senior Vice President
Marcia Mazria (11)          55      Senior Vice President

(1) Mr. Rechtman also served until its merger into Wareforce as a director and Chairman, President and Chief Executive Officer of CY and continues to serve as a director and Chairman of Wareforce and as the sole director and Chairman and CEO of uMember.com.

(2) Mr. Illson joined us as our President on March 13, 2000 and was elected to our board of directors in July 2000. He was subsequently appointed CEO of Wareforce, Inc. effective February 2001. He also serves as the President and a director of Wareforce.

(3) Mr. Hughes also served until its merger into Wareforce as a director and Chief Financial Officer, Chief Operating Officer, Vice President and Treasurer of CY, and continues to serve as a director and Chief Financial Officer, Chief Operating Officer and Vice President of Wareforce and served as a director and Vice President of uMember.com until May 1, 2000. He also served as a director of Wareforce.com, Inc. and of Wareforce Incorporated until October 4, 2000. His resignation from these two director positions was a result of a realignment of both boards and was not due to any dispute.

(4) Mr. Ricketts also served until its merger into Wareforce as a director and Secretary, Vice President and General Counsel of CY, and continues to serve as a director and Secretary-Treasurer, Vice President and General Counsel of Wareforce and served as a director and Vice President, General Counsel and Secretary of uMember.com until May 1, 2000. He also served as a director of Wareforce.com, Inc. and of Wareforce Incorporated until October 4, 2000. His resignation from these two director positions was a result of a realignment of both boards and was not due to any dispute. As part of our 2001 restructuring, Mr. Ricketts employment terminated on August 31, 2001. He however remains as our outside legal counsel on a contract basis.

(5) Mr. Greenberg resigned from our board on January 4, 2000. He had no dispute with us at the time of his resignation.

(6) Mr. Keller was appointed in February 2000 to fill the position vacated by Mr. Greenberg. Mr. Keller resigned from our board in May 2001. He had no dispute with us that led to his resignation.

(7) Mr. McWilliams was elected to serve on our board in March 2000. Mr. McWilliams resigned from our board in February 2001. He had no dispute with us that led to his resignation.

(8) Mr. Gutter was appointed in February 2001 to fill the position vacated by Mr. McWilliams.

(9) Mr. Fu was employed as Senior Vice President, Sales and served as Vice President and General Manager for CY until its merger into Wareforce. He also did various work for our subsidiary as well. Mr. Fu resigned in May 2001.

(10) Kenneth Searl was one of our Senior Vice Presidents and also Vice President of Wareforce's Kennsco Technical Services Division. His employment was terminated in March 2001. See Related Transactions.

(11) Ms. Mazria was Senior Vice President, Marketing and Communications for us. She also did various work for our other subsidiaries as well. Her employment was terminated as part of our restructuring in May 2001. See Related Transactions.

        All of our directors hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified. Our board of directors elects our officers. This takes place at the board's first meeting after each annual meeting of our shareholders. The officers hold office until their death, resignation or removal from office. Messrs. Wicki and Gutter are the members of our Compensation committee. Messrs. Wicki, Gutter and Illson are members of our Audit Committee. Mr. Illson is not an independent member of the Committee due to his role as one of our officers. Our board appointed him to serve until an independent person can be found to serve. (See Related Transactions.) Prior to the election of outside board members to our board, our full board served the functions of these committees. No other committees of the board have been established to date.

        These individuals serve as our executive management and/or members of our board. A brief description of their background and business experience is as follows:

        ORIE RECHTMAN has served as a director and the Chairman and CEO of Wareforce.com since July 1998. He has served as a director, Chairman and CEO of uMember.com since February 1999. He served as a director, Chairman, President and CEO of CY from September 1998 until its merger into Wareforce on December 31, 1999. He has been President and a director of Wareforce since joining Wareforce in September 1989. In February 1998, Mr. Rechtman was appointed to the additional offices of Chairman and CEO of Wareforce. Mr. Rechtman's experience in the computer field goes back to the inception of this industry in 1981. At that time, he was involved in establishing the first distribution channel for computer software to educational institutions in the U.S. and Israel. As the president of School Computing Distributors, he merged that business with us in 1990 after completing the buyout. Prior to arriving in the United States, Mr. Rechtman received a degree equivalent to a B.S. in Electrical Engineering from the Israeli Air Force in 1972.

        In February 2001, Mr. Rechtman became a 40% shareholder and the chairman of a privately held organization Marketech Corp. Inc. (an S corp. organized in Nevada). The company represents and provides marketing assistance to Israeli and other foreign technology companies in the US.

        JAMES ILLSON joined our company as President in March 2000 and was elected as one of our directors in July 2000. Since March 2000 he has also been the President of Wareforce and since October 2000 a director of Wareforce. He was appointed to the position of CEO of Wareforce, Inc. effective February 2001. Prior to joining us, he was with Merisel, Inc. a leading computer distributor. He joined Merisel in August 1996 as Senior Vice President and Chief Financial Officer, became Executive Vice President - Operations and Finance in March 1998 and became President and Chief Operating Officer in August 1998. Prior to joining Merisel, Mr. Illson served as Senior Vice President and Chief Financial Officer for Bristol Farms, a Southern California-based grocery chain, where he was responsible for managing all financial operations, including implementing business plans, reporting and control systems, and developing short-term and long-term capital strategies. He joined Bristol Farms in 1995. From 1992 to 1995, Mr. Illson was a partner with Kidd, Kamm & Co., a private equity investment firm where he was responsible for activities relating to the acquisition and expansion of portfolio companies. Prior to that, Mr. Illson spent more than 13 years with Deloitte & Touche's reorganization advisory services group.

        DON HUGHES has served as CFO and COO of Wareforce.com since July 1998. He also served as a director of Wareforce.com from July 1998 through October 4, 2000. He served as a director and Vice President of Finance of uMember.com from February 1999 to May 2000. He was a director, CFO, COO, Vice President and Treasurer of CY from September 1998 until its merger into Wareforce on December 31, 1999. Also, he has been Wareforce's Vice President of Finance and CFO since joining Wareforce in July 1996. On March 6, 1998, he was elected to the additional position of COO of Wareforce. He also served on Wareforce's board of directors from February 1998 through October 4, 2000. Prior to joining Wareforce, Mr. Hughes served as Vice President and CFO of Transoft Technology Incorporated from October 1995 to July 1996. From 1993 to October 1995, Mr. Hughes was the CFO of Clean-Up Technology, Inc., a contractor specializing in the environmental remediation business, which recently ceased operations. From 1992 to 1993, Mr. Hughes was an independent business consultant, and from 1989 to 1992, Mr. Hughes was the Vice President of Finance and CFO of Los Angeles Cellular Telephone Company, a cellular telephone service provider in Los Angeles. Mr. Hughes earned his B.S.E.E. from Virginia Polytechnic Institute in 1966 and his MBA from the University of Southern California in 1972.

        DAN J. RICKETTS served as Secretary-Treasurer, Vice President of Administration and General Counsel of Wareforce.com since July 1998 and, as part of our 2001 restructuring, his employment with us terminated on August 31, 2001. He however remains as our outside legal counsel on a contract basis. He was a director of Wareforce.com from July 1998 through October 4, 2000. He was promoted to Senior Vice President of Administration in October 1999; as served as a director of uMember.com and its Vice President and General Counsel and Assistant Secretary from February 1999 to May 2000; CY's Secretary, Vice President and General Counsel from September 1998 to its merger into Wareforce on December 31, 1999; and has served as Secretary, Vice President and General Counsel of Wareforce since March 6, 1998. From June 1996 through February 1998 Mr. Ricketts served as Wareforce's Senior Legal Counsel. From May 1995 when he joined Wareforce to June 1996, Mr. Ricketts served as Wareforce's Director of Legal and Business Affairs. From May 1997 to July 1998, Mr. Ricketts also served as the Director of the Wareforce's Education Advantage Division and from October 1996 to May 1997 served as Wareforce's acting Director of Human Resources. Mr. Ricketts served on Wareforce's board of directors from March 6, 1998 to October 4, 2000. He also served on CY's board of directors from September 1998 through its merger into Wareforce on December 31, 1999. Prior to joining us, Mr. Ricketts was a Senior Contracts Specialist with Southern California Edison from February 1994 to April 1995. From August 1992 to February 1994, Mr. Ricketts was Legal Counsel to Ingram Micro Inc. Mr. Ricketts graduated with a Bachelor of Science in Finance (with honors) from the University of Tennessee in 1985 and with a law degree from the University of Tennessee College of Law in 1992. Mr. Ricketts is currently licensed to practice law in the State of California.

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

        EARL GREENBERG served as a director from June 1999 to January 2000. Mr. Greenberg is currently the President of Earl Greenberg Productions, Inc. and Co-Chairman of Transactional Marketing Consultants. Mr. Greenberg served as President and CEO of Transactional Media, Inc. until 1995. Mr. Greenberg has also served as President of HSN Entertainment, an arm of the Home Shopping Network and Quantum Marketing, a pioneer in the Infomercial format. Mr. Greenberg has also been an independent producer, serving as Executive Producer for such shows as The Regis Philbin Show. From 1981-1984, Mr. Greenberg served as Vice President, Compliance and Practices for NBC-TV and Vice President-In-Charge of Daytime Programming. He graduated from the University of Pennsylvania School of Law and practiced corporate and antitrust law from the late 1960's to 1978. Mr. Greenberg is a member of the board of the Electronic Retailing Association. His resignation was for personal reasons and was not due to any dispute with us.

        STEPHEN KELLER served as a director from February 2000 to May 2001. He is currently the President of Creekstone Builders, Inc. and Creekstone Custom Homes, Inc., both of Houston, Texas. Prior to his involvement with Creekstone, he served as project manager for N&J Constructor, Inc. in their Houston office. Mr. Keller currently serves as a member of the Houston Association of General Contractors and the Houston Associated Builders and Contractors and serves on the Advisory Board of Directors of Southwest Bank of Texas. He earned a Bachelor's Degree in Building Construction from Northeast Louisiana University. His resignation was for personal reasons and was not due to any dispute with us.

        JOHN MCWILLIAMS was a director from March 2000 to February 2001. Mr. McWilliams is currently a private financial consultant. Prior to this he was Senior Vice President of Finance for TVN Entertainment in Burbank, California. Prior to joining TVN in 1994, Mr. McWilliams was employed as Controller of Action Pay-Per-View, a Santa Monica, California satellite pay-per-view concern now a part of the Black Entertainment Television Networks. From 1988-1992, Reeves Entertainment employed Mr. Williams in various accounting capacities. Prior to Reeves, Mr. McWilliams was a CPA with the accounting firm of Peat, Marwick International (now KPMG International). He has a B.S. degree in Accounting from the University of Tennessee. His resignation was for personal reasons and was not due to any dispute with us.

        HENRY GUTTER has served as a director since February 2001. Since 1987 Mr. Gutter has been engaged in the public practice of accounting and has served as a consultant to various businesses in the areas of accounting, tax, finance and general business matters. From 1982 to 1986 Mr. Gutter was the CFO of Pacific International Services, Inc., a now-defunct company. Mr. Gutter has been a CPA since 1977 and received a Bachelor of Arts degree from Queens College, City University of New York in 1974 and a Juris Doctorate from Southwestern University Law in 1979.

        RICHARD FU with over 15 years of industry experience in corporate Information Services management, computer reseller and system integrator environment and has served as our Senior Vice President of Sales from October 1999, until his resignation in May 2001. Prior to this he was the Vice President of Sales of Wareforce Incorporated since September 1998 and as Vice President/General manager for Impres since 1995. Mr. Fu also served as the Director of the Advanced Technical Services division of Microage of Commerce, CA (a former d/b/a of CY) from 1995 to 1998. Prior to joining CY, Mr. Fu served as Financial Systems Manager for GlenFed Services Corporation from 1992 to 1995. Mr. Fu also has served in various Information Services management roles and consulted for construction and real estate development companies. Mr. Fu has a B.S. degree in Computer Science from UCLA.

        MARCIA MAZRIA has served as Senior Vice President of Marketing and Communications of Wareforce.com since October 1999 and as Wareforce Incorporated Vice President of Marketing and Communications since joining us in July 1998. From 1991 to July 1998, she was President of Mazria Leeds, Inc., Marketing Consultants, providing independent marketing consulting services to a variety of companies. From 1975 to 1990, Ms. Mazria was President/CEO of Mediaworks, Inc., a full service regional marketing and advertising firm serving clients primarily in the high tech, government, energy, hospitality and construction industries. Ms. Mazria holds a BA/Design (with Honors) from Pratt Institute, New York, and a MA/Communications from the University of New Mexico.

        KENNETH SEARL was employed by us until March 2001. Prior to this, he served as a Senior Vice President of Wareforce.com October 1999. Prior to that, he had been a Vice President of Wareforce.com since May 1999 and was a Wareforce Vice President of Technical Services responsible for its Kennsco Technical Services Division since May 1999. For the approximately 25 years prior to our acquisition of the assets of Kennsco, Mr. Searl served as Kennsco's Chairman, CEO and President and was involved in a wide variety of management, sales and leasing activities for Kennsco. Mr. Searl has participated in the American Management Association's President's Leadership Program and received a Bachelor of Science degree in Economics from the University of Wisconsin.

        We currently have no arrangements or understandings about the length of time each director may serve. However, Mr. Illson will only serve as a member of our Audit Committee until an independent person can be found to serve.

        We may adopt provisions in our by-laws and/or articles of incorporation to divide our board of directors into more than one class and to elect each class for a certain term. These provisions may have the effect of discouraging takeover attempts or delaying or preventing a change of control of us.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Based solely upon our review of the copies of Forms 3 and 4 and 5 amendments thereto furnished us, or written representations that no annual Form 5 reports were required, we believe that all filing requirements under
    Section 16(a) of the Securities Exchange Act of 1934, as amended applicable to our directors, officers and any persons holding ten percent (10%) or more of our common stock were made with respect to the our fiscal year ended December 31, 2000 with the following exceptions: (i) Forms 3 prepared on behalf of Messrs. Keller, McWilliams and Wicki, directors, and Mr. Rechtman, our CEO and a director, Mr. Illson, our President and a director, Mr. Hughes, our CFO and Mr. Ricketts, our General Counsel, were delinquent and filed on February 8, 2001, respectively. These delinquent Forms 5 respectively concerned the issuance and reporting of automatic annual stock options that each received in 2000; and (ii) a Form 5 prepared on behalf of Mr. Keller, a director, to report Mr. Keller's stock purchase in July 2000, was delinquent and filed on February 8, 2001.

ITEM 11. EXECUTIVE COMPENSATION

        Our Summary Compensation Table for the years ended December 31, 2000, 1999 and 1998 is provided herein. This table provides compensation information on behalf of our existing officers and directors who earned in excess of $100,000. There are no Option/SAR Grants, Aggregated Option/SAR Exercises or Fiscal Year-End Option/SAR Value Table for the years ended December 31, 1999, 1998 and/or 1997. There are no long-term incentive plan ("LTIP") awards, or stock option or stock appreciation rights except as discussed below.

                           SUMMARY COMPENSATION TABLE

              For the Years Ended December 31, 2000, 1999 and 1998
                       Annual Compensation Awards Payouts

                                          Other
Name                                      Annual     Restricted  Securities            All Other
And                                       Compen-    Stock       Underlying   LTIP     Compen-
Principal                                 sation     Award(s)    Options/     Payouts  sation
Position   Year    Salary($)    Bonus($)  ($)        ($)         SARs(#)      ($)      ($)
---------  ----    ---------    --------  --------   ----------  ----------   -------  ---------
Orie       2000    302,500           --       --          --          --        --       22,000
Rechtman   1999    316,500      170,000       --          --          --        --        4,000
CEO(1)     1998    239,220       90,780       --          --          --        --           --

Jim        2000    217,708       10,000       --          --          --        --        7,050
Illson(2)  1999         --           --       --          --          --        --           --
President  1998         --           --       --          --          --        --           --

Don        2000    150,000        5,000       --          --          --        --           --
Hughes     1999    150,000       50,000       --          --          --        --           --
CFO        1998    141,250(4)    10,000       --      49,750          --        --           --

Dan        2000    140,000        5,000       --          --          --        --        6,000
Ricketts   1999    147,832       15,000       --          --          --        --        1,500
SVP        1998     79,999(5)        --   38,967(8)   49,750          --        --           --

Richard    2000    146,041       33,667       --          --          --        --        6,000
FU         1999    166,990       12,000       --          --          --        --        1,500
SVP(3)     1998    169,953(6)    10,000    1,750(9)   33,359          --        --          146

Marcia     2000     80,000        2,500       --          --          --        --          800
Mazria     1999     85,000           --       --          --          --        --           --
SVP        1998     40,000(7)        --       --          --          --        --           --

Kenneth    2000    383,947           --       --          --          --        --          203
Searl      1999    206,524       43,060       --          --          --        --          775
SVP        1998         --           --       --          --          --        --           --

(1) In February 2001, we entered into a new employment contract with Mr. Rechtman. This contract, which is effective June 1, 2001, increases his base salary from $330,000 per year to $375,000 per year. It also changes his bonus structure from his previous bonus plan of receiving a bonus of up to $170,000 per year based on it meeting at least 90% of its annual projections to one whereby he receives as a bonus 15% of our operating profit (which includes charges for interest but not amortization, deprecation, goodwill and the like). In addition, this new employment contract grants to Mr. Rechtman, subject to shareholder approval, a one-time issuance of 2,000,000 options for the purchase of our common shares. These options are to be valued at the closing bid price of our common shares on February 23, 2001 of $0.4375 per share and they are to have a six (6) year exercise term and are to be immediately vested. We expect to seek shareholder approval for this option grant at our next shareholder meeting. This new employment contract also requires, in addition to any other payment terms previously agreed to, Mr. Rechtman to use fifty percent (50%) of any amounts of cumulative salary and bonus he receives in any calendar year in excess of $500,000 to reduce the principal amounts outstanding under any notes that he then has outstanding to us. In addition to this note reduction, Mr. Rechtman is also required to pay down up to an additional $200,000 per year on any such notes he then has outstanding to us should the share price of our common stock closing bid price on any date during the year be at least $3.50 per share. Such reduction is to only apply to the extent that Mr. Rechtman has stock that is not restricted from sale to meet this requirement. By amendment to his employment agreement effective as of June 1, 2001, Mr. Rechtman agreed to take as cash compensation $25,000 per month, with the remainder of any salary and/or bonuses due to him under his employment agreement being accrued. Mr. Rechtman receives no salary for his work with uMember.com but has been awarded by the uMember.com board 250,000 fully vested options to purchase the shares of Member.com for his service to uMember.com to date. Mr. Rechtman converted these options to uMember shares at the time of the uMember reverse merger.

(2) Mr. Illson joined our company in March 2000 and became one of our directors in July 2000. On July 25, 2000 we entered into an employment contract with Mr. Illson that was retroactive to March 16, 2000 whereby Mr. Illson was named our President. This contract calls for us to pay him a base annual salary of $275,000 and a bonus equal to 10% of our net profits with this bonus subject to renegotiation if our annual net profits exceed $5 million. However, if our net profits do exceed $5 million this renegotiated bonus was to not be less than $500,000. We are also required to pay the annual premiums on a $2 million life insurance policy on the life of Mr. Illson. In addition, Mr. Illson received options to purchase 592,592 shares of our common stock at $1.6875 per share, the fair market value of our stock at the time of the grant. He also received 50,000 options to acquire the common stock of uMember at $2.50 per share, the fair market value of such stock on the date of such option agreement was negotiated. The contract calls for him to receive a $500 per month auto allowance. He is to receive a lump sum severance payment equal to 18 months base salary and bonus in the event he is terminated without cause.

             This contract was amended in February 2001 to increase Mr. Illson's car allowance to $2,500 per month effective November 1, 2000 and to make him eligible to earn quarterly deferred compensation payments of $25,000 per quarter, effective October 1, 2000. This deferred quarterly compensation is to be considered Base Salary for purposes determining base salary under the provisions of Mr. Illson's employment agreement relating to severance without cause, or his loss of employment resulting from any change of control of us. No cash payment as it relates to deferred salary is to be made unless we achieve at least $50,000 in profit before tax for the quarter for which such deferred salary is to be calculated. If either Mr. Illson or we request, his deferred salary may be paid in our common stock or a combination of such stock and cash, at the mutual agreement of Mr. Illson and us. In addition, when and if our board of directors in good faith determines that we have reached sustained profitability, our deferred salary payment obligations to Mr. Illson shall terminate and in lieu of deferred salary he will have his base salary increased by $100,000 per year.

        Additionally, the amendment to his employment contract calls for Mr. Illson to receive a bonus of $125,000 upon completion of a merger or acquisition by or with us and for our board, in consultation with Mr. Illson and the CEO of Wareforce.com, Inc., to develop defined objectives for Mr. Illson to achieve in 2001 and shall set a bonus plan for him for 2001 accordingly. The amendment further calls for him to receive, in addition to any other option grants or bonuses, but subject to approval by our shareholders, as a bonus for Year 2000 performance a grant of 1,500,000 options to purchase shares of the Company's common stock. The exercise price of these options is $0.4375, the closing bid price of our common stock on February 23, 2001, the date of the grant. These options were scheduled to vest as follows:

             375,000 as of February 28, 2001;
             375,000 as of December 31, 2001;
             375,000 as of December 31, 2002;
             375,000 as of March 16, 2003.

             On December 20, 2001, our board revoked this vesting schedule as our shareholders have not approved this grant. Mr. Illson's employment contract was amended to state that a vesting schedule on terms substantially similar to the revoked schedule would be presented by our board's Compensation Committee to our board for approval prior to the presentation of the grant to our shareholders for approval. These stock options are governed by the terms and conditions of our Stock Option Plan in existence on the date of the grant, including but not limited to those provisions dealing with immediate vesting upon mergers and change of control. These stock options will be adjusted pro rata in the event of a conversion of the preferred stock issue (or any successor preferred stock issue) held by the our preferred stock holders on the date of the grant. It is our intention to seek shareholder approval for this grant as soon as possible. However, as our shareholders have not approved this grant and we cannot be certain that they will, we have not yet recorded this grant on our books and records as an option issuance.

(3) Amounts for Mr. Fu include compensation from CY during January-August 1998 as well as compensation from us from September - December 1998.

(4) On June 1, 1998, Wareforce Incorporated entered into a new employment contract with Mr. Hughes that, among other things, increased his base salary from $120,000 per year to $150,000 per year. Mr. Hughes received no salary for his work with uMember.com but was awarded by the uMember.com board 50,000 fully vested options to purchase the shares of uMember.com for his service to date. Mr. Hughes converted these options to uMember shares at the time of the uMember reverse merger. On November 30, 2000, we informed Mr. Hughes that we were not renewing this contract when it expires on May 31, 2001 but intend to negotiate a replacement contract. To date no such new contract has been negotiated.

(5) On June 1, 1998, Wareforce Incorporated entered into an employment contract with Mr. Ricketts. Among other things, this contract increased his base salary from $50,000 per year to $100,000 per year (amended on July 14, 1998 to $110,000 per year and on July 18, 2000 to $150,000 per year). It also granted him a one-time bonus of $10,000 for the successful completion of our Reverse Merger and a bonus of $50,000 per year based on his meeting at least 90% of the annual goals set for him by the board. Mr. Ricketts received no salary for his work with uMember.com but was awarded by the uMember.com board 50,000 fully vested options to purchase the shares of uMember.com for his service to date. Mr. Ricketts converted these options to uMember shares at the time of the uMember reverse merger. As part of our restructuring, Mr. Ricketts employment with us terminated on August 31, 2001. Mr. Ricketts has agreed to remain as our outside legal counsel on a contract basis.

(6) On August 28, 1998, as part of our purchase of CY, we entered into an employment contract with Mr. Fu. Among other things, this contract granted him a base salary of $110,000 per year, a one-time signing bonus of $10,000, a bonus of $50,000 per year based on his meeting at least 90% of certain goals related to the gross revenues of CY and, if CY revenues exceed 125% of their annual goal, an additional bonus equal to 0.01% of the revenues of CY that exceed CY annual revenue goal, and 33,359 non-cash incentive stock options granted at a fair market value of $5.00 per share. Mr. Fu resigned from our employ in May 2001.

(7) Ms. Mazria served as an independent consultant to Wareforce in 1996 and again from February 1998 to June 1998. We paid $17,590 for her independent consulting services in 1998. On July 1, 1998, Wareforce Incorporated entered into an employment contract with Ms. Mazria. Among other things, this contract provided for a base salary of $80,000 per year, a $5,000 quarterly bonus and a bonus plan to be established based on Co-op and Market Development Funds obtained under her supervision. Ms. Mazria left our employ in May 2001 as part of our restructuring.

(8)     Includes $2,000 auto allowance.

(9)     Includes $1,750 auto allowance.

        Our non-employee directors receive $2,000 for each board meeting that they attend in person. They also receive $250 for each committee meeting that they attend. These directors receive $500 for each telephonic board meeting they attend. Each year we generally have 3 in-person board meetings; 3 in-person meetings of the Compensation Committee; 3 in-person meetings of the Audit Committee and 9 telephonic board meetings. These non-employee directors also are granted at fair market value on the date of the grant fully vested options to purchase 10,000 of our shares each year and are also reimbursed expenses related to their service on our board. Our employee board members do not receive compensation for their service.

YEAR-END OPTION TABLE. The following table sets forth certain information regarding the stock options held as of December 31, 2000, by the individuals named in the above Summary Compensation Table.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUE

                                                    Securities Underlying       Value of Unexercised
                                                    Unexercised Options at      In-the-Money-Options
                                                      Fiscal Year End(#)        at Fiscal Year End(9)
                    Shares Acquired   Value       --------------------------  --------------------------
Name                on exercise(#)   Realized($)  Exercisable  Unexercisable  Exercisable  Unexercisable
----                ---------------  -----------  -----------  -------------  -----------  -------------
Orie Rechtman(1)           0              0         187,500       112,500          0             0
Jim Illson(2)(3)           0              0         197,531       395,061          0             0
Don Hughes(4)              0              0          35,000        25,000          0             0
Dan Ricketts(5)            0              0          36,250        23,750          0             0
Richard Fu(6)              0              0          29,583        10,417          0             0
Marcia Mazria(7)           0              0          13,542        16,458          0             0
Ken Searl(8)               0              0          19,583        20,417          0             0

(1) Represents options to acquire: 100,000 shares at $3.00 per share exercisable through July 13, 2008; 100,000 shares at $2.19 per share exercisable through January 3, 2010; and 100,000 shares at $4.63 exercisable through April 1, 2010. Does not include 2,000,000 options for the purchase of our common shares. These options are to be valued at the closing bid price of our common shares on February 23, 2001 of $0.4375 per share and they are to have a six (6) year exercise term and are to be immediately vested. This grant is subject to shareholder approval. We expect to seek shareholder approval for this option grant at our next shareholder meeting.

(2) Mr. Illson was not employed by us until March 2000 and did not become one of our directors until July 2000.

(3) Represents options to acquire 592,592 shares at $1.69 per share exercisable through July 16, 2010. Does not include options to acquire 1,500,000 shares of common stock that were granted as a performance bonus on February 23, 2001 at a fair market value of $0.4375, the closing bid price of our common stock on the date of grant. These options vest at various times through March 16, 2003 and are subject to the normal terms and conditions of our employee stock option plan and are to be adjusted pro rata in the event that the preferred stock held by our preferred stock holders on the date of the grant (or any successor holder) is converted to common stock. This grant is subject to approval of our shareholders. We plan to seek such approval at our next shareholder's meeting.

(4) Represents options to acquire: 20,000 shares at $3.00 per share exercisable through July 13, 2008; 20,000 shares at $2.19 per share exercisable through January 3, 2010; and 20,000 shares at $1.31 per share exercisable through September 20, 2010.

(5) Represents options to acquire: 20,000 shares at $3.00 per share exercisable through July 2008; 20,000 shares at $2.19 per share exercisable through January 3, 2010; and 20,000 shares at $2.00 per share exercisable through July 1, 2010. These options have expired without being exercised.

(6) Represents options to acquire: 2,500 shares at $3.00 per share exercisable through July 13, 2008; 20,000 shares at $2.19 per share exercisable through October 1, 2009; and 10,000 per share exercisable through September 20, 2010. These options have expired without being exercised.

(7) Represents options to acquire: (i) 20,000 shares at $4.70 per share exercisable through May 2009 and 20,000 shares at $2.00 per share exercisable through July 1, 2010. These options have expired without being exercised.

(8) Computation based on (i) $0.375, which was the December 31, 2000 closing price for the Wareforce common stock.

Option Grant Table. The following table sets forth certain information regarding the stock options granted during the fiscal year ended December 31, 2000, by us to the individuals named in the above Summary Compensation Table.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                   % of Total
                                     Options
                                   Granted to
                                  Employees in     Exercise Price    Expiration
Name               Granted(#)     Fiscal Year         $/Share           Date
----               ----------     ------------     --------------    ----------
Orie Rechtman (1)   100,000           5.7%              $2.19           2010
                    100,000           5.7%              $4.63           2010
Jim Illson (2)      592,592          33.8%              $1.69           2010
Don Hughes           20,000           1.1%              $2.19           2010
                     20,000           1.1%              $1.31           2010
Dan Ricketts (3)     20,000           1.1%              $2.19           2010
                     20,000           1.1%              $2.00           2010
Richard Fu (3)       20,000           1.1%              $2.19           2010
                     20,000           1.1%              $4.63           2010
Marcia Mazria (3)    10,000           0.6%              $1.31           2010
Ken Searl(3)         20,000           1.1%              $2.00           2010

(1) Does not include 2,000,000 options for the purchase of our common shares. These options are to be valued at the closing bid price of our common shares on February 23, 2001 of $0.4375 per share and they are to have a six (6) year exercise term and are to be immediately vested. This grant is subject to shareholder approval. We expect to seek shareholder approval for this option grant at our next shareholder meeting.

(2) Does not include options to acquire 1,500,000 shares of common stock that were granted as a performance bonus on February 23, 2001 at a fair market value of $0.4375, the closing bid price of our common stock on the date of grant. These options vest at various times through March 16, 2003 and are subject to the normal terms and conditions of our employee stock option plan and are to be adjusted pro rata in the event that the preferred stock held by our preferred stock holders on the date of the grant (or any successor holder) is converted to common stock. This grant is subject to approval of our shareholders. We plan to seek such approval at our next shareholder's meeting.

(3)     Expired after their employment terminated without being exercised.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The members of our Compensation Committee during the fiscal year ended December 31, 2000 consisted of Messrs. Keller, McWilliams and Wicki, none of who has served as an executive officer or employee of the Company or its subsidiary for the five years ended December 31, 2000. In February 2001 Mr. McWilliams resigned from our board and replaced on the board as well as on the Compensation Committee by Mr. Gutter. Mr. McWilliams did not participate in the negotiation or approval of the employment contract we entered into with Mr. Rechtman in February 2001. Mr. Keller resigned from our board in May 2001 and has not yet been replaced.

REPORT OF THE COMPENSATION COMMITTEE

        The following report is submitted by the Compensation Committee of the Board of Directors with respect to the executive compensation policies established by the Compensation Committee and recommended to the Board of Directors and compensation paid or awarded to executive officers for the fiscal year ended December 31, 2000.

        The Compensation Committee determines the annual salary, bonus and other benefits, including incentive compensation awards, of the Company's senior management and recommends new employee benefit plans and changes to existing plans to the Company's Board of Directors. The salary and performance bonus of Mr. Rechtman, the Company's CEO and Mr. Illson, the Company's President, is, and in the cases of Mr. Hughes, the Company's CFO, and Mr. Ricketts, the Company's General Counsel, was determined in accordance with each person's Employment Agreement with the Company.

COMPENSATION POLICIES AND OBJECTIVES

        The Company's executive compensation policy is designed to attract and retain exceptional executives by offering compensation for superior performance that is highly competitive with other well-managed organizations. The Compensation Committee measures executive performance on an individual and corporate basis.

        There are three components to the Company's executive compensation program, and each is consistent with the stated philosophy as follows:

        - BASE SALARY. Base salaries for executives and other key employees are determined informally by individual financial and non-financial performance and general economic conditions of the Company. For purposes of administering base pay, all executive positions are evaluated and placed in appropriate salary grades. Salary ranges are reviewed periodically to ensure competitiveness with a peer group of comparable computer software and systems companies. In recommending salaries for executive officers, the Compensation Committee informally (i) reviews the historical performance of the executives, and (ii) reviews specific information provided by its accountants and other consultants, as necessary, with respect to the competitiveness of salaries paid to the Company's executives.

        - ANNUAL BONUS. Annual bonuses for executives and other key employees are generally tied directly to the Company's financial performance as well as individual performance. The purpose of annual cash bonuses is to reward executives for achievements of corporate, financial and operational goals. Annual cash bonuses are intended to reward the achievement of outstanding performance. When certain objective and subjective performance goals are not met, annual bonuses would be reduced or not paid. In the case of Mr. Rechtman, the Compensation Committee approved a new employment contract for him in February 2001 that tied his annual bonus structure directly to the repayment of loans Mr. Rechtman has with the Company.

        - LONG-TERM INCENTIVES. The purpose of these plans is to create an opportunity for executives and other key employees to share in the enhancement of stockholder value through stock options. The overall goal of this component of pay is to create a strong link between the management of the Company and its stockholders through management stock ownership and the achievement of specific corporate financial measures that result in the appreciation of Company share price. Stock options are awarded if the Company and/or individual goals are achieved or exceeded. The Compensation Committee generally has followed the practice of granting options to all employees of the Company annually on terms that provide that the options were granted with a 48-month vesting period with pro-rata monthly vesting. The Compensation Committee believes that this feature not only provides an employee retention factor but also makes longer-term growth in share prices important for those receiving options. For both Messrs. Rechtman and Illson, the Compensation Committee has granted additional options which are subject to shareholder approval and which have terms and conditions which vary from the norms of the Company's Employee Stock Option Plan.

FISCAL YEAR 2000 COMPENSATION

    The Company is required to disclose its policy regarding qualifying executive compensation deductibility under Section 162(m) of the Internal Revenue Code of 1986, as amended, which provides that, for purposes of the regular income tax and the alternative minimum tax, the otherwise allowable deduction for compensation paid or accrued with respect to a covered employee of a public corporation is limited to no more than $1 million per year. It is not expected that the compensation to be paid to the Company's executive officers for fiscal 2000 will exceed the $1 million limit per officer. In February 2001, both Messrs. Rechtman and Illson received stock option grants, which if the Company's shareholders approve such grants, may or may not qualify as performance-based compensation that would not be subject to the $1 million limitation. Such a determination will not be made until such time the Company's shareholders approve such grants. Mr. McWilliams took no part in the decisions related to Mr. Rechtman's 2001 employment contract.

The Compensation Committee of the Board of Directors
Henry Gutter
Raymond Wicki

                             STOCK PERFORMANCE GRAPH

    Set forth below is a line graph comparing the cumulative stockholder return on our common stock with the cumulative total return of the NASDAQ Stock Exchange (U.S.) Index and the Computer Technology Index for the period that commenced July 14, 1998, the date on which the Company's Common Stock was first registered under the Exchange Act, and ended on December, 2000. The Performance Graph is not necessarily an indicator of future price performance. The graph assumes the reinvestment of all dividends.

                     COMPARISON OF CUMULATIVE TOTAL RETURN*
                   AMONG WAREFORCE.COM, INC., THE NASDAQ STOCK
                      MARKET (U.S.) INDEX, AND THE COMPUTER
                                TECHNOLOGY INDEX
                           ($100 INVESTED ON 7/14/98)


                              (PERFORMANCE GRAPH)


             FOR EDGAR PURPOSES ONLY THE REQUIRED GRAPH INFORMATION
                            IS SHOWN IN TABLE FORMAT

                     COMPARISON OF CUMULATIVE TOTAL RETURN*
                           AMONG WAREFORCE.COM, INC.,
                    THE NASDAQ STOCK MARKET (U.S.) INDEX, AND
                          THE COMPUTER TECHNOLOGY INDEX

                   Wareforce.com, Inc.        NASDAQ             Computer
                                              Index              Technology
                                                                 Index
                   -------------------        ------             ----------
7/13/98            100                        100                100
7/99               (12)%                       45%                75%
7/00               (41)%                       44%                47%
12/00              (78)%                      (37)%              (43)%

------------------------
* $100 invested on 7/13/98 in stock or index--including reinvestment of dividends, fiscal year ending December 31.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2000, certain information with respect to the beneficial ownership of our voting securities by (i) any person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act) known by us to be the beneficial owner of more than 5% of our voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation table appearing herein, and (iv) all executive officers and directors as a group. The table also sets forth the respective general voting power of such persons taking into account the voting power of our common stock and our preferred stock combined.

                                                   AMOUNT AND NATURE OF
NAME AND ADDRESS                 TITLE OF CLASS    BENEFICIAL OWNERSHIP       PERCENT OF CLASS
----------------                 --------------    --------------------       ----------------
Orie Rechtman                        Common            5,782,583(1)                46.6%
Centrum Bank                         Common              798,997                    6.4%
Don Hughes                           Common              136,248(2)                 1.1%
Steve Keller                         Common               65,000(3)                 0.5%
Richard Fu                           Common               29,583(4)                 0.2%
Dan Ricketts                         Common               36,250(5)                 0.3%
Raymond Wicki                        Common               10,000(6)                 0.1%
John McWilliams                      Common               10,000(7)                 0.1%
Marcia Mazria                        Common               13,542(8)                 0.1%
Kenneth Searl                        Common               63,499(9)                 0.5%
Jim Illson                           Common              197,531(10)                0.6%
Henry Gutter                         Common                    0                    0.0%
Earl Greenberg                       Common                    0                    0.0%
All officers and directors as a
  group (12 persons)                 Common            6,344,236                   51.1%

---------------

(1) The foregoing figure reflects the ownership of 5,595,083 shares of our common stock by Mr. Rechtman. In addition, the foregoing assumes the exercise by Mr. Rechtman of options to acquire 187,500 shares of our common stock. It does not include options to acquire 2,000,000 shares of common stock which were granted to Mr. Rechtman on a fully vested basis by our directors in February 2001 but which grant is subject to shareholder approval. We expect to seek such shareholder approval at our next shareholder's meeting.

(2) The foregoing figure reflects the ownership of 101,248 shares of our common stock by Mr. Hughes. In addition, the foregoing assumes the exercise by Mr. Hughes of options to acquire 35,000 shares of our common stock.

(3) The foregoing figure reflects the ownership of 55,000 shares of our common stock by Mr. Keller. In addition, the foregoing assumes the exercise by Mr. Keller of options to acquire 10,000 shares of our common stock. However, these options have expired since Mr. Keller resigned from our board with him exercising them.

(4) The foregoing assumes the exercise by Mr. Fu of options to acquire 29,583 shares of our common stock. However, these options have expired since Mr. Fu left our employ without him exercising them.

(5) The foregoing figure assumes the exercise by Mr. Ricketts of options to acquire 36,250 shares of our common stock. However, these options have expired since Mr. Ricketts left our employ without him exercising them.

(6) The foregoing assumes the exercise by Mr. Wicki of options to acquire 10,000 shares of our common stock.

(7) The foregoing assumes the exercise by Mr. McWilliams of options to acquire 10,000 shares of our common stock. Mr. McWilliams in fact resigned in February 2001 without exercising these options, which have now expired.

(8) The foregoing assumes the exercised by Ms. Mazria of options to acquire 13,542 shares of our common stock. Ms Mazria did not exercise these options after she left our employ and they have now expired.

(9) The foregoing figure reflects the ownership of 43,916 shares of our common stock by Mr. Searl. In addition, the foregoing assumes the exercise by Mr. Searl of options to acquire 19,583 shares of our common stock. The options expired without being exercised. Mr. Searl's employment was terminated in March 2001.

(10) The foregoing assumes the exercise by Mr. Illson of options to acquire 197,531 shares of our common stock.

These amounts include all shares these persons are deemed to beneficially own regardless of the form of ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company has various notes due from Orie Rechtman, Chairman and CEO. These notes include $2,457,700 advanced to this shareholder to purchase 3,358,938 shares of common stock from the former majority shareholder in February 1998. The notes are due in varying amounts from July 2002 to December 2008 and bear interest at rates from 5.83% to 6.48% and are pledged as collateral for the line of credit. Included in notes receivable and advances to stockholder is approximately $297,000 of accrued interest as of December 31, 2000. In addition, we have made advances to Mr. Rechtman.

Total advances without a promissory note were $789,400 as of December 31, 2000. The shareholder plans to repay these advances beginning in fiscal year 2002 through 2008.

        In December 2001, with the consent of Congress Financial our board agreed to extend the maturity date of two notes due from Mr. Rechtman totaling approximately $165,000 from December 31, 2001 to July 31, 2002, with the additional provision to extend the maturity date on these notes through December 31, 2008 if Congress Financial renews our credit facility prior to May 28, 2002, and also approves such maturity date extension.

        On July 25, 2000 we entered into an employment contract with Mr. Illson that was retroactive to March 16, 2000 whereby Mr. Illson was named our President. This contract calls for us to pay him a base annual salary of $275,000 and a bonus equal to 10% of our net profits with this bonus subject to renegotiation if our annual net profits exceed $5 million. However, if our net profits do exceed $5 million this renegotiated bonus was to not be less than $500,000. We are also required to pay the annual premiums on a $2 million life insurance policy on the life of Mr. Illson. In addition, Mr. Illson received options to purchase 592,592 shares of our common stock at $1.6875 per share, the fair market value of our stock at the time of the grant. He also received 50,000 options to acquire the common stock of uMember at $2.50 per share, the fair market value of such stock on the date of such option agreement was negotiated. The contract calls for him to receive a $500 per month auto allowance. He is to receive a lump sum severance payment equal to 18 months base salary and bonus in the event he is terminated without cause.

        In August 2000 we entered into an arrangement with Mr. Illson, our President, whereby we agreed to partner with Mr. Illson in the development of a Web-based procurement solution and marketing tool used to streamline product and service offerings for technology provider companies that Mr. Illson had begun developing prior to his employment by us. Under this arrangement, we have agreed to own 49.9% of ForceLink, Inc., d/b/a FourChain, the corporation responsible for developing this solution, and for paying for a like amount of its development and marketing. Mr. Illson is responsible for funding other infrastructure, development and operating expenses. To date, our investment has been limited to approximately $300,000 in cash and in-kind services. ForceLink is still a development stage company. We do not know, when or if, ForceLink will begin to generate revenues or profits. Mr. Illson serves as President of ForceLink and Mr. Illson and Mr. Rechtman together comprise the board of ForceLink.

        In February 2001, we entered into a significant transaction that altered another significant transaction we had entered into in the past. Specifically, in February 2001, we entered into a new employment contract with Mr. Rechtman. This contract, which is effective June 1, 2001, increases his base salary from $330,000 per year to $375,000 per year. It also changes his bonus structure from his previous bonus plan of receiving a bonus of up to $170,000 per year based on it meeting at least 90% of its annual projections to one whereby he receives as a bonus 15% of our operating profit (which includes charges for interest but not amortization, deprecation, goodwill and the like). In addition, this new employment contract grants to Mr. Rechtman, subject to shareholder approval, a one-time issuance of 2,000,000 options for the purchase of our common shares. These options are to be valued at the closing bid price of our common shares on February 23, 2001 of $0.4375 per share and they are to have a six (6) year exercise term and are to be immediately vested. We expect to seek shareholder approval for this option grant at our next shareholder meeting. This new employment contract also requires, in addition to any other payment terms previously agreed to, Mr. Rechtman to use fifty percent (50%) of any amounts of cumulative salary and bonus he receives in any calendar year in excess of $500,000.00 to reduce the principal amounts outstanding under any notes that he then has outstanding to us. In addition to this note reduction, Mr. Rechtman is also required to pay down up to an additional $200,000 per year on any such notes he then has outstanding to us should the share price of our common stock closing bid price on any date during the year be at least $3.50 per share. Such reduction is to only apply to the extent that Mr. Rechtman has stock that is not restricted from sale to meet this requirement.

        In August 2001, Mr. Ricketts employment with us as a full-time regular employee ended as part of our restructuring plan. We have entered in a consulting contract with Mr. Ricketts whereby he has agreed to remain our outside counsel through at least July 31, 2002, with an option for an additional 12 month renewal, at an hourly rate of $75.00 per hour for the first 80 hours per month of work done and at $150.00 per hour thereafter, plus $200 per month for insurance expenses.

        In early March 2001 we terminated the employment contract of Kenneth Searl, our Senior Vice President of Response Services, for cause. Mr. Searl filed an arbitration action for severance he claimed to be owed under the contract as well as certain commissions claimed to be owed. His total claim was for approximately $320,000. We reached a negotiated settlement with him in September 2001 whereby we agreed to pay him $62,500 for his legal and other expenses and to transfer to him the rights to Kennsco lease portfolio. We estimate that the cost to us of this lease transfer to be approximately $268,000.

        In May 2001 we terminated the employment contract of Marcia Mazria, Wareforce's Senior Vice President of Marketing and Communications as part of our restructuring. Ms. Mazria's employment agreement called for, among other things, the payment to her of 9 months salary as severance. In settlement of her severance arrangement and all other claims she may have had, we agreed to pay her $75,000 and to pay Mazria Leids, Inc., a marketing company controlled by her, $25,000. All payments have been made.

        On December 20, 2001 our board decided that certain key employees and consultants be granted severance in order to retain their services in light of ongoing recapitalization efforts. The employees and consultant affected are Messrs Hughes, Martin, Neary and Ricketts. With the exception of Mr. Ricketts the severance arrangement calls for each employee to receive one year's salary payable over one year, or two years under certain circumstances, if there is a change of control of the ownership of the Company, or if he the Company elects to dismiss without cause. These arrangements shall continue through December 31, 2002. In Mr. Ricketts case he would receive an amount equal to six months of consulting fees immediately prior to his termination, also to be paid over twelve months.

PART IV

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

(c) EXHIBITS INDEX

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
2.1     Agreement and Plan of Reorganization between Jolley Vending, Inc. and
        Wareforce Incorporated, dated as of July , 1998+
2.2     Asset Purchase Agreement dated June 2, 2000 by and between the Company and Pacific Online Computers, Inc.+
3.1     Amended and Restated Certificate of Incorporation of the Company+
3.2     Bylaws of the Company+
3.3     Amended and Restated Certificate of Designation of Series A 6%
        Convertible Preferred Stock of the Company*
4.1     Form of the Company's common stock Certificate+
4.2     Warrant Agreement by and between Wareforce.com, Inc. and Interwest
        Transfer Co., Inc. as Transfer Agent, dated as of __________, 1999 with
        Form of Warrant as Exhibits A and B+
10.1    Promissory Note with Orie Rechtman as Maker and Wareforce Incorporated as Payee, dated May 23, 1997+
10.2    Promissory Note with Orie Rechtman as Maker and Wareforce, Inc, as
        Payee, dated February 18, 1998+
10.3    Lease Agreement by and between Kenneth Searl, as Landlord, and Wareforce
        Incorporated, as Tenant, dated March 22, 1999+
10.4    Channel Agreement by and between Wareforce, Inc. and Microsoft
        Corporation, dated as of May 19, 1998, including Large Account Reseller
        Addendum+
10.5    Agreement by and between Wareforce Incorporated and the Los Angeles
        County, California, dated as of September 1, 1997+
10.6    Amended Agreement by and between the Company and the State of Florida, dated as of April 1, 1997+
10.7    Loan and Security Agreement by and between Congress Financial
        Corporation (Western) as Lender and Wareforce Incorporated as Borrower,
        dated August 27, 1998+
10.8    Loan and Security Agreement by and between Congress Financial
        Corporation (Western) as Lender and C.Y. Investment Inc. as Borrower,
        dated August 27, 1998+
10.9    First Amendment to Loan and Security Agreement by and Between Congress
        Financial Corporation (Western) and Wareforce Incorporated, dated March
        22, 1999+
10.10   Stock Purchase Agreement and Escrow Instructions between by and between
        Christopher Chu and Alina Chu Family Trust, Vivien Mak, Richard Fu and
        Luisa Fu and the Company, dated August 28, 1998+
10.11   Employment Agreement and Amendment No. 1 between Wareforce Incorporated and Orie Rechtman (Employment Agreement previously filed Amendment N. 1 filed herewith.)
10.12   Employment Agreement and Amendment No. 1 between Wareforce Incorporated and Don Hughes+
10.13   Employment Agreement and Amendment No. 1 between Wareforce Incorporated and Dan Ricketts+
10.14   Employment Agreement between Wareforce Incorporated and Darrell Tate+
10.15   Employment Agreement between Wareforce Incorporated and Richard Fu+
10.16   Employment Agreement between Wareforce Incorporated and Marcia Mazria+
10.17   Employment Agreement between the Company, Wareforce Incorporated and
        Kenneth Searl+
10.18   Wareforce.com, Inc. 1998 Stock Option/Stock Issuance Plan+
10.19   uMember.com, Inc. 1999 Stock Option/Stock Issuance Plan+

10.20 Promissory Note issued to Deutsche Financial Services Corporation in the principal amount of $1.2 million.*
10.21   Securities Purchase Agreement dated as of May 2, 2000 by and between
        Wareforce.com, Inc. and The Shaar Fund, Ltd. ("Shaar")*
10.22   Registration Rights Agreement dated as of May 2, 2000 by and between
        Wareforce.com, Inc. and Shaar.*
10.23 Common Stock Purchase Warrant dated May 2, 2000 issued to Shaar to purchase 100,000 shares of common stock of Wareforce.com, Inc.+ 10.24
        Securities Purchase Agreement dated as of May 2, 2000 by and between Wareforce.com, Inc. and Triton Private Equities Fund, L.P. ("Triton")*
10.25   Registration Rights Agreement dated as of May 2, 2000 by and between
        Wareforce.com, Inc. and Triton.*
10.26 Common Stock Purchase Warrant dated May 2, 2000 issued to Triton to purchase 16,667 shares of common stock of Wareforce.com, Inc.*
10.27   Common Stock Purchase Warrant dated June 1, 2000 issued to Bridgewater
        Capital Corporation to purchase 8,236 shares of common stock of Wareforce.com, Inc.*
10.28 Common Stock Purchase Warrant dated June 1, 2000 issued to EPP Finance to purchase 100,000 shares of common stock of Wareforce.com, Inc.*
10.29   Common Stock Purchase Warrant dated June 1, 2000 issued to Sarmarten
        Developments to purchase 24,706 shares of common stock of Wareforce.com, Inc.*
10.30   Common Stock Purchase Warrant dated June 1, 2000 issued to Progressive
        Group, Inc. to purchase 12,353 shares of common stock of Wareforce.com, Inc.*
10.31   Common Stock Purchase Warrant dated June 1, 2000 issued to General Asset
        Management to purchase 37,059 shares of common stock of Wareforce.com, Inc.*
10.32   Letter Agreement with Shaar regarding Waiver of Preferred Share 90 day
        Registration Penalty*
10.33   Letter Agreement with Triton regarding waiver of Preferred Share 90 day
        Registration Period*
10.34   Employment Agreement between Jim Illson and Wareforce.com, Inc.
10.35   Amendment No. 1 to Employment Agreement between Wareforce Incorporated,
        Wareforce.com, Inc. and Jim Illson.
10.36 Employment agreement between Wareforce.com, Inc. and Orie Rechtman effective June 1, 2001.
10.37 Amendment No. 2 to Employment Agreement between Wareforce Incorporated and Dan Ricketts
10.38   Employment agreement between Wareforce.com and Don Cantral
10.39 Bill of Sale from Deutsche Financial Services to Wareforce Incorporated regarding purchase of certain assets formerly belonging to Pacific
        Online Computing, Inc. dba Online Connecting Point
10.40   Promissory Note between Wareforce Incorporated and Wareforce.com, Inc.
        as Makers and Deutsche Financial Services as Payee regarding purchase of certain assets formerly belonging to Pacific Online Computing, Inc, dba
        Online Connecting Point
10.41 Asset Purchase Agreement Cancellation & Assumed Liability Agreement by and between Wareforce Incorporated and Pacific Online Computers, Inc.
10.42 First Amendment to Amended and Restated Loan And Security Agreement dated June 9, 2000 between Congress Financial Corporation (Western) and
        Wareforce Incorporated
10.43   Asset Purchase Agreement dated as of , 2000, by and between Western
        Technologies Group, LLC and Wareforce.com, Inc.
10.44   Amendment No. 2 dated December 20, 2001 to Employment Agreement between
        Wareforce Incorporated, Wareforce.com, Inc. and Jim Illson
10.45 Amendment No. 1 dated December 31, 2001 to Promissory Note in the amount of $72,305.77 with Orie Rechtman as Maker and Wareforce Incorporated as
        Payee (with attached Allonge naming Congress Financial Corporation
        (Western) as Payee)
10.46 Amendment No. 1 dated December 31, 2001 to Promissory Note in the amount of $90,243.74 with Orie Rechtman as Maker and Wareforce Incorporated as
        Payee (with attached Allonge naming Congress Financial Corporation
        (Western) as Payee)
10.47   Promissory Note dated June 14, 2001 in the amount of $5,568,462.49 with
        Wareforce Incorporated as Maker and Microsoft Corporation as Payee
10.48 Settlement Agreement dated June 14, 2001 between Microsoft Corporation and Wareforce Incorporated
10.49   Asset Purchase Agreement dated as of June 18, 2001 by and between IMPRES
        Technology Solutions, Inc. and Wareforce Incorporated
10.50 Amendment No. 1 to Asset Purchase Agreement dated June 18, 2001 by and between IMPRES Technology Solutions, Inc. and Wareforce Incorporated
10.51   Assignment of Payment between IMPRES Technology Solutions, Inc.,
        Wareforce Incorporated and Congress Financial Corporation (Western)
10.52   Letter of Assignment from Wareforce Incorporated to the Los Angeles
        County Department of Children and Family Services (LAC DCFS) assigning
        Wareforce's contract with LAC DCFS to Richard Fu
10.53 Remittance Agreement dated August 8, 2001 between Wareforce Incorporated and IMPRES Technology Solutions, Inc.
10.54   Asset Purchase Agreement dated as of November 2, 2001 by and between BLM
        Technologies, Inc. and Wareforce Incorporated
10.55   Amendment dated November 6, 2001 to Asset Purchase Agreement dated
        November 2, 2001 by and between Wareforce Incorporated and BML
        Technologies, Inc.
10.56   Remittance Agreement made as of November 6, 2001 between Wareforce
        Incorporated and BLM Technologies, Inc.
10.57   Debt Subordination Agreement dated November 2, 2001 and made by
        Wareforce Incorporated subordinating to Manchester Commercial Finance
        LLC promissory notes in the amounts of $305,000 and up to $575,000 made by BLM Technologies, Inc. to Wareforce Incorporated
10.58   Collateral Subordination Agreement dated November 2, 2001 and made by
        Wareforce Incorporated subordinating to Manchester Commercial Finance
        LLC certain collateral pledge BLM Technologies, Inc. to Wareforce
        Incorporated
10.59   Asset Purchase Agreement dated as of May 19, 2001 by and between
        Wareforce.com, Inc. and DC Holdings, Inc.
10.60 Fifth Amendment to Amended and Restated Loan and Security Agreement dated as of May 24, 2001 by and between Congress Financial Corporation
        (Western) and Wareforce Incorporated
10.61 Sixth Amendment to Amended and Restated Loan and Security Agreement dated as of June 28, 2001 by and between Congress Financial Corporation
        (Western) and Wareforce Incorporated
10.62 Seventh Amendment to Amended and Restated Loan and Security Agreement dated as of July 3, 2001 by and between Congress Financial Corporation
        (Western) and Wareforce Incorporated
10.63   Amendment No. 1 to Employment Agreement dated June 1, 2001 between
        Wareforce.com, Inc. and Orie Rechtman.
21.1    Subsidiaries+

(+) These exhibits are incorporated herein by reference to the corresponding Exhibit number in our Registration Statement on Form S-1, which became effective on November 12, 1999 under registration number 333-82327.

(*) These exhibits are incorporated herein by reference to the corresponding Exhibit number in our Amended Registration Statement on Form S-1, which became effective on January 25, 2001 under registration number 333-49838.

-------------------------

(d) REPORTS ON FORM 8-K

        During the last quarter of 2000, we filed a Form 8-K on November 13, 2000 reporting that on June 2, 2000, we acquired certain assets of Pacific Online Computers, Inc. The purchase price consisted of a combination of $1.3 million in cash, a $1.2 million note payable and the assumption of approximately $160,000 in liabilities. The note payable is contingent upon meeting certain performance requirements (as defined in the Agreement). The calculation is done monthly with a maximum earn out of $25,000 per month through October 2002. The assets purchased included fixed and intangible assets. Liabilities that we assumed were the accrued vacation of Pacific Online's employee's that we hired. In addition, we assumed the Pacific Online's customer contracts and employed virtually all of its 120 employees. Filed with this 8-K were Financial Statements covered by a Report of Independent Accountants for Pacific Online Computers, Inc. for the years ended December 31, 1999 and 1998.

                          REPORT OF THE AUDIT COMMITTEE

        Pursuant to a meeting of the Audit Committee on December 20, 2001, the Audit Committee reports that it has: (i) reviewed and discussed the Company's audited financial statements with management; (ii) discussed with the independent auditors the matters (such as the quality of the Company's accounting principals and internal controls) required to be discussed by Statement on Auditing Standards No. 61; and (iii) received written confirmation from Arthur Andersen LLP that it is independent and written disclosures regarding such independence as required by Independence Standards Board Standard No. 1, and discussed with the auditors the auditors' independence. Based on the review and discussions referred to in items (i) through (iii) above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's annual report for the Company's fiscal year ended December 31, 2000.

        The Audit Committee makes special note that on November 5, 2001, Jim Illson, President of the Company, was appointed by the Company's board of directors to serve the remainder of the term on the Committee of Steve Keller who resigned from both the board and Committee in May 2001. The Committee notes that Mr. Illson, by virtue of his position as an executive office of the Company, is not an independent member of the board or the Committee, as such independence is defined in the rules of the Securities and Exchange Commission and the listing requirements of the Nasdaq. However, the Committee further notes that the Company's board found that Mr. Illson's service on the Committee was in the best interest of the Company and its shareholders as, the board found that it was unlikely that an independent director would be found to fill the unexpired term of Mr. Keller given the lateness in filing its financial statements with the Commission. The Company's board of directors intends to nominate an independent director to fill Mr. Keller's unexpired term on the board and to replace Mr. Illson on the Audit Committee as soon as practicable.

The Audit Committee of the Board of Directors
Henry Gutter
Jim Illson
Raymond Wicki

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAREFORCE.COM, INC.

By: /s/ Don Hughes
        ---------------------
        Don Hughes, Chief Financial Officer
        Dated: __________, 2002

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Orie Rechtman                               January 16, 2002
-----------------------------------
Orie Rechtman, Chairman of the
Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Don Hughes                                  January 16, 2002
-----------------------------------
Don Hughes, Chief Financial Officer

/s/ Jim Illson                                  January 16,2002
-----------------------------------
Jim Illson, President and Director

Exhibit 21.1
Wareforce.com, Inc. List of Subsidiaries
--------------------------------------------------------------------------------
Name under which business
conducted if different              Name of Subsidiary             Jurisdiction
-------------------------           ------------------             ------------
                                    Wareforce Incorporated         California

                       WAREFORCE.COM INC. AND SUBSIDIARY
                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants........................................F-1
Consolidated Balance Sheets.....................................................F-2
Consolidated Statements of Operations...........................................F-3
Consolidated Statements of Stockholders' Equity (Deficit).......................F-4
Consolidated Statements of Cash Flows...........................................F-5
Notes to Consolidated Financial Statements......................................F-7

                    Report of Independent Public Accountants

    To Stockholders of Wareforce.com, Inc.:

    We have audited the accompanying consolidated balance sheets of Wareforce.com, Inc. (a Nevada corporation) and Subsidiary (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the three years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wareforce.com, Inc. and Subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the three years ended in December 31, 2000 in conformity with accounting principles generally accepted in the United States.

    Arthur Andersen LLP
    Los Angeles, California
    December 13, 2001

                       WAREFORCE.COM, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                     AS OF DECEMBER 31,
                                                                ------------    ------------
                                                                    2000            1999
                                                                ------------    ------------
ASSETS
Current assets:
Cash                                                            $  1,123,587    $    367,726
Trade receivables, net of allowance of $1,295,959 and
    $356,930 at December 31, 2000 and 1999, respectively          26,348,061      24,518,262
Investment in sales-type leases-current                            1,210,156         865,142
Other receivables                                                    798,460       1,331,944
Amounts due under LAUSD contract                                   1,907,858            --
Inventories                                                        3,198,258       3,786,818
Prepaid expenses                                                     159,582         559,227
Income taxes receivable                                                4,287         220,166
Deferred tax assets                                                     --           631,000
                                                                ------------    ------------
          Total current assets                                    34,750,249      32,280,285

Property and equipment, net                                        3,317,259       2,236,125
Investment in sales-type leases                                    1,464,247       1,556,054
Other assets                                                          44,663          72,058
Goodwill, net of amortization of $1,082,721 and $783,820
     at December 31, 2000 and 1999, respectively                   2,576,210       4,147,386
                                                                ------------    ------------
          Total assets                                          $ 42,152,628    $ 40,291,908
                                                                ============    ============

LIABILITIES AND STOCKHOLDERS  EQUITY (DEFICIT)
Current liabilities:
Line of credit                                                  $ 17,468,092    $ 18,591,340
Current portion of long - term debt                                1,560,748       1,117,819
Accounts payable                                                   7,809,077      17,016,287
Accrued expenses                                                   1,793,457         812,703
Vendor payables under LAUSD contract                               1,698,696            --
Notes payable                                                         51,244            --
Sales taxes payable                                                1,245,577         554,903
Loss reserve for LAUSD contract                                    1,214,290            --
Deferred revenue                                                     140,637            --
Customer deposits                                                    771,538         704,542
                                                                ------------    ------------
          Total current liabilities                               33,753,356      38,797,594

Long-term debt, less current portion                               7,566,741       1,437,111
                                                                ------------    ------------
          Total liabilities                                       41,320,097      40,234,705
                                                                ------------    ------------

Commitments and contingencies (note 12)

Minority interest                                                       --          (251,999)

Redeemable convertible Series A preferred stock, $.001 par
   value, 5,000,000 shares authorized, 454,545 shares
   issued and outstanding as of December 31, 2000. None
   at December 31, 1999                                            3,833,115            --

Stockholders equity (deficit):
Common stock, $.001 par value, 50,000,000 authorized,
     12,402,356 and 10,831,948  shares issued and outstand-
    ing as of December 31, 2000 and 1999, respectively                12,403          10,832
Additional paid-in capital                                        18,623,968      13,105,544
Stock subscription                                                   140,567            --
Notes receivable and advances to stockholder                      (3,543,905)     (3,399,999)
Accumulated Deficit                                              (18,233,617)     (9,407,175)
                                                                ------------    ------------
          Total stockholders equity (deficit)                     (3,000,584)        309,202

                                                                ------------    ------------
          Total liabilities and stockholders equity (deficit)   $ 42,152,628    $ 40,291,908
                                                                ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                       WAREFORCE.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------
                                                  2000             1999             1998
                                              ------------     ------------      -----------
Net Sales                                     $181,114,648     $148,261,691      $88,894,828
Cost of Goods Sold                             160,117,666      130,885,136       80,137,798
                                              ------------     ------------      -----------

Gross Profit                                    20,996,982       17,376,555        8,757,030

Selling, General & Administrative Expenses      27,736,881       19,544,572       11,324,823

                                              ------------     ------------      -----------
Loss from Operations                            (6,739,899)      (2,168,017)      (2,567,793)

Interest Expense                                (1,682,172)        (753,088)        (692,066)
Interest Income                                    141,511          152,159          140,930
Other Income (Expense)                           3,472,922          246,124         (841,932)
Equity in net loss of uMember                   (1,721,014)            --               --

                                              ------------     ------------      -----------
Loss Before Taxes                               (6,528,652)      (2,522,822)      (3,960,861)

Provision (Benefit) for Income Taxes               491,422            3,200         (771,269)

                                              ------------     ------------      -----------
Net Loss                                       ($7,020,074)     ($2,526,022)     ($3,189,592)
                                              ============     ============      ===========

Basic and Diluted Loss Per Common Share             ($0.74)          ($0.23)          ($0.38)
                                              ============     ============      ===========

Shares used to compute basic and diluted
  loss per share                                11,897,185       10,750,303        8,490,621
                                              ============     ============      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       WAREFORCE.COM, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                             Accumulated                  Notes        Retained
                                                                            Other Compre-    Stock     Receivable      Earnings
                                             Common Stock      Additional     hensive         Sub-        from      (Accumulated
                                         Shares     Amount  Paid-in Capital  Gain (Loss)   scriptions  Stockholder     Deficit)
                                       ------------------------------------------------------------------------------------------
BALANCE 12/31/97                        6,771,883  $ 1,000    $         -     ($20,831)   $       -      ($991,872)  $   659,439
To reflect reverse merger into par
  value stock                                        6,882         (6,882)
Jolley Vending, Inc. shares out-
  standing prior to reverse merger      1,110,000
Stock issued for compensation
  at $.49 per share                       253,120      253        124,123
Stock issued for conversion of
  debt at $3.00 per share               1,999,997    2,000      5,998,000
Proceeds from sale of 5,000
  shares of common stock
  subscriptions form exercise of
  stock options                                                                              20,000
Notes receivable from stockholder                                                                       (2,383,728)
  Net loss                                                                                                            (3,189,592)
  Unrealized gain on marketable
    securities (net of deferred tax
    benefit of $32)                                                                 48

Accumulated comprehensive loss

Repricing of Series A and B Warrants                            3,429,000                                             (3,429,000)
                                       ------------------------------------------------------------------------------------------
BALANCE 12/31/98                       10,135,000   10,135      9,544,241      (20,783)      20,000     (3,375,600)   (5,959,153)
Stock sold in private placement at
   $4.00 per share.                       600,000      600      2,149,400
Conversion of stock subscription to
   common stock                             5,000        5         19,995                   (20,000)
Stock issued for exercise of stock
   options                                 10,000       10         47,490
Restricted stock issued in April for
   70% interest in uMember                 30,000       30        172,470
Stock issued as part of purchase
   price of Kennsco                        51,948       52        249,948
Interest on notes receivable
   from stockholder (net of payment)                                                                       (24,399)
Change in unrealized losses                                                     20,783
Repricing of Series A and B Warrants                              922,000                                               (922,000)
Net Loss                                                                                                              (2,526,022)

Accumulated comprehensive loss
                                       ------------------------------------------------------------------------------------------
BALANCE 12/31/99                       10,831,948   10,832     13,105,544            -            -     (3,399,999)   (9,407,175)
Notes receivable from stockholder                                                                         (143,906)
Series A warrants exercised             1,093,000    1,093      1,638,407
Series B warrants exercised               118,500      119        212,631
uMember recapitalization                                        2,069,605
Warrants issued for
  non-employee compensation                                       253,337
Repricing of Series B warrants                                    344,998                                               (344,998)
Common stock finder's fee                  46,667       47        167,953
Warrant issued as part of
  private placement as finder's
  fee                                                             444,905
Accretion on redeemable
 preferred stock                                                                                                      (1,278,920)
Dividends on redeemable
  preferred stock                                                                           140,567                     (182,450)
Finder's fee for private
  placement                                17,500       17         50,383
Stock issued for investment
  services                                 60,000       60        142,440
Proceeds from sale of common stock        234,741      235        193,765

Net comprehensive loss                                                                                                (7,020,074)
                                      -------------------------------------------------------------------------------------------
BALANCE 12/31/00                       12,402,356  $12,403    $18,623,968      $     -     $140,567    ($3,543,905) ($18,233,617)
                                      ===========================================================================================


                                           Total Common         Compre-
                                           Stockholders'        hensive
                                          Equity (Deficit)   Income (loss)
                                         ---------------------------------
BALANCE 12/31/97                             ($352,264)
To reflect reverse merger into par
  value stock                                        -
Jolley Vending, Inc. shares out-
  standing prior to reverse merger
Stock issued for compensation
  at $.49 per share                            124,376
Stock issued for conversion of
  debt at $3.00 per share                    6,000,000
Proceeds from sale of 5,000
  shares of common stock
  subscriptions form exercise of
  stock options                                 20,000
Notes receivable from stockholder           (2,383,728)
  Net loss                                  (3,189,592)       (3,189,592)
  Unrealized gain on marketable
    securities (net of deferred tax
    benefit of $32)                                 48                48
                                                            -------------
Accumulated comprehensive loss                                (3,189,544)
                                                            =============
Repricing of Series A and B Warrants
                                           -----------
BALANCE 12/31/98                               218,840
Stock sold in private placement at
   $4.00 per share.                          2,150,000
Conversion of stock subscription to
   common stock
Stock issued for exercise of stock
   options                                      47,500
Restricted stock issued in April for
   70% interest in uMember                     172,500
Stock issued as part of purchase
   price of Kennsco                            250,000
Interest on notes receivable                   (24,399)
   from stockholder (net of payment)
Change in unrealized losses                     20,783            20,783
Repricing of Series A and B Warrants
Net Loss                                    (2,526,022)       (2,526,022)
                                                             -----------
Accumulated comprehensive loss                               ($2,505,239)
                                           -----------       ===========
BALANCE 12/31/99                               309,202
Notes receivable from stockholder             (143,906)
Series A warrants exercised                  1,639,500
Series B warrants exercised                    212,750
uMember recapitalization                     2,069,605
Warrants issued for
  non-employee compensation                    253,337
Repricing of Series B warrants                       -
Common stock finder's fee                      168,000
Warrant issued as part of
  private placement as finder's
  fee                                          444,905
Accretion on redeemable
 preferred stock                            (1,278,920)
Dividends on redeemable
  preferred stock                              (41,883)
Finder's fee for private
  placement                                     50,400
Stock issued for investment
  services                                     142,500
Proceeds from sale of common stock             194,000
                                                            -----------
Net comprehensive loss                      (7,020,074)     ($7,020,074)
                                           -----------      ===========
BALANCE 12/31/00                           ($3,000,584)
                                           ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                       WAREFORCE.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED DECEMBER 31,
                                                             -----------    -----------    -----------
                                                                 2000          1999            1998
                                                             -----------    -----------    -----------
OPERATING ACTIVITIES:
Net loss                                                     ($7,020,074)   ($2,526,022)   ($3,189,592)
Adjustments to reconcile net loss to
   Net cash used in operating activities:
        Depreciation and amortization                          1,708,007      1,252,022        500,772
        Amortization of deferred compensation                    365,837           --             --
        Realized (gain) loss on investments                   (2,149,975)      (142,907)        30,629
        Provision for bad debts                                1,362,850        403,999        110,601
        Write off of related party receivable                  1,080,499           --             --
        Write off of uMember investment                          272,301           --             --
        Deferred tax (benefit) liabilities                       631,000           --         (355,100)
        Stock issued for compensation                               --             --          124,376
        Minority Interest                                           --         (251,999)          --
        Equity in net loss of uMember                          1,448,713           --             --
        Goodwill impairment                                    1,111,617           --             --
        Loss reserve for LAUSD contract                        1,214,290           --             --
Changes in operating assets and liabilities:
        Trade receivables                                     (3,321,027)    (3,898,984)      (239,389)
        Investment in sales-type leases                         (253,207)    (1,151,399)          --
        Other receivables                                        697,321       (845,537)     1,018,800
        Amounts due under LAUSD contract                      (1,907,858)          --             --
        Inventories                                              588,560     (1,482,064)     2,067,651
        Prepaid expenses                                         366,904       (263,079)      (104,573)
        Income tax receivable                                    215,879         11,755       (163,348)
        Other assets                                              27,395         25,665        (55,370)
        Accounts payable                                      (3,400,968)     1,830,813     (2,349,972)
        Accrued expenses                                         386,083       (737,905)       875,160
        Vendor payables under LAUSD contract                   1,698,696           --             --
        Notes payable                                             51,244           --             --
        Sales tax payable                                        690,674           --             --
        Deferred revenue                                         140,637           --             --
        Customer deposits                                         66,997           --             --
                                                             -----------    -----------    -----------
              Net cash used in operating activities           (3,927,605)    (7,775,642)    (1,729,355)
                                                             -----------    -----------    -----------

Cash flows from investing activities:
        Purchase of property and equipment                      (996,825)    (1,268,775)      (643,497)
        Proceeds from sale of marketable securities                 --             --           17,315
        Proceeds from shares sold in uMember                   2,306,743           --             --
        Cash used in acquisition                              (1,385,000)      (750,000)    (3,000,000)
                                                             -----------    -----------    -----------
              Net cash used in investing activities              (75,082)    (2,018,775)    (3,626,182)
                                                             -----------    -----------    -----------

Cash flows from financing activities:
        Net borrowings (repayments) on line of credit         (1,123,248)     6,790,346      2,047,489
        Long term debt repayments                             (1,458,578)    (1,462,270)        (8,777)
        Long term debt borrowings                              2,199,042      1,762,841           --
        Notes receivable and advances to stockholders           (143,906)       (24,399)    (2,383,728)
        Proceeds from issuance of common stock                   194,000      2,197,500         20,000
        Proceeds from convertible debt                              --             --        6,000,000
        Dividends paid                                           (41,883)          --             --
        Proceeds from issuance of Series A preferred stock     3,247,500           --             --
        Proceeds from exercise of warrants                     1,852,250           --             --
                                                             -----------    -----------    -----------
              Net cash provided by financing activities        4,725,177      9,264,018      5,674,984
                                                             -----------    -----------    -----------

Net increase (decrease) in cash                                  722,490       (530,399)       319,447

Cash acquired in acquisitions                                     33,371         80,404        115,086

Cash, beginning of period                                        367,726        817,721        383,188

                                                             -----------    -----------    -----------
Cash, end of period                                           $1,123,587       $367,726       $817,721
                                                             ===========    ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                       WAREFORCE.COM, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)

Supplemental disclosure of cash flow information:
Cash paid during the year for:
        Income taxes                                                       --             --             --
                                                                     ==========       ========       ========

        Interest                                                     $1,682,172       $753,088       $692,066
                                                                     ==========       ========       ========

Non-cash Financing Activities

        Conversion of debt into common stock                               --         $250,000     $6,000,000
                                                                     ==========       ========       ========

        Stock issued to acquire majority owned subsidiary                  --         $172,500           --
                                                                     ==========       ========       ========

        Equity increase in unconsolidated subsidiary                 $2,069,605           --             --
                                                                     ==========       ========       ========

        Value of warrants issued to consultant for
            services performed                                         $253,337           --             --
                                                                     ==========       ========       ========

        Value of stock issued to consultant for
            service performed                                          $142,500           --             --
                                                                     ==========       ========       ========

        Beneficial conversion feature of redeemable
            preferred stock amortized over nine months               $1,278,920           --             --
                                                                     ==========       ========       ========

        Acquisition of Westech

            Fair value of assets acquired not including goodwill       $219,629           --             --
            Less: liabilities assumed                                   577,983           --             --
                                                                     ----------       --------       --------
            Goodwill                                                   $358,354           --             --
                                                                     ==========       ========       ========

        Conversion of a vendor's account payable to
            long term debt                                           $5,832,095           --             --
                                                                     ==========       ========       ========

        The accompanying notes are an integral part of these consolidated financial statements.

                       WAREFORCE.COM, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS

1.  Organization, Recent Developments and Significant Risks:

Organization

Wareforce Incorporated ("Wareforce" or the Company) was incorporated in California in April 1985. In July 1998, Wareforce entered into a transaction that was accounted for as a reverse merger with Jolley Vending, Inc., a Nevada corporation incorporated in June 1995. At the time of the transaction Jolley Vending, Inc. was inactive. The transaction was accounted for as a reverse merger acquisition, which resulted in a recapitalization of Wareforce in as much as it was deemed to be the acquiring entity for accounting purposes. In June 1998, Jolley Vending, Inc. changed its name to Wareforce One, Inc. and in January 1999, changed its name to Wareforce.com, Inc. The Company provides computer-related technical services, support, hardware and software that clients need to design, develop, manage and maintain their data processing and information systems.

Significant Risks

During 1999 and 2000, the Company continued the expansion of its sales and technical services infrastructure through both internal growth and acquisition. The Company has incurred losses of $7,020,074, $2,526,022 and $3,189,592 for the three years ended December 31, 2000, 1999 and 1998, respectively. The Company at December 31, 2000 has an accumulated deficit of $18,233,617. The loss for the year ended December 31, 2000, includes a one time gain of $2.1 million related to the sale of a portion of its interest in uMember in the first quarter of 2000.

Historically, a key component in the Company's strategy has been to pursue acquisitions of information technology services businesses and electronic commerce companies. The Company has used this strategy to broaden its service offerings, add technical and sales personnel, and increase its presence in existing markets.

In May 2001, the Company instituted a plan to restructure its operations. This plan focuses around the portions of the Company's operations that are breakeven or already profitable. As a result of this plan, the core business is oriented around being a value added technology solutions provider by providing sales and services to its client base through branch locations in southern California. This approach allows the Company to consolidate its systems and operations and in turn eliminate duplicative functions and administrative staff. In addition the Company has been actively working with its lenders to ensure that they have the financial resources to run its business. The Company has received an extension to its working capital line facility and its flooring agreement through May 31, 2002 (the facilities). Prior to May 31, 2002, the Company will attempt to extend the current facilities with its existing lenders or to find replacement lenders. The Company believes that they may need to recapitalize its business. This may take the form of an equity infusion, sale of the company, and or a negotiation and compromise of creditor claims. Recapitalization, if it occurs could require creditors to take less than face value of what is owed to them. The Company also has amounts that are past due to its vendors and has been working with its vendors to establish payment plans. There is no assurance that the Company will be able to achieve and sustain profitability or that the Company will be successful in securing adequate financing prior to expiration of its existing facilities, secure financing acceptable to its shareholders and creditors, or that they will be able to pay its vendor obligations according to its payment plans. Unless the Company secures sufficient additional financing prior to March 31, 2002 and is able to achieve adequate profitability to fund its operations, the Company's independent auditors have informed the Company that the auditor's report on the December 31, 2001 financial statements will likely include a going concern qualification.

2.      Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary and its majority owned subsidiary uMember for the year ended December 31, 1999. For the year ended December 31, 2000 uMember was accounted for on the equity method. All intercompany accounts and transactions have been eliminated.

Cash

Cash includes cash and money market accounts which funds may be deposited or withdrawn at any time without prior notice or penalty.

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

Revenues from the four largest customers in each of the years ended December 31, 2000, 1999 and 1998 were approximately 40%, 52%, and 40% of net sales, respectively. At December 31, 2000 one customer accounted for 17.5% of accounts receivable, while two customers comprised 35% at December 31, 1999, and one customer accounted for 11% at December 31, 1998.

In March 2000 a significant customer notified the Company that it would not be renewing its licensing contract. The contract represented approximately 14% of the Company's revenues for the year ended December 31, 1999. Management believes that the loss of the contract did not have a material impact on its financial position or results of operations.

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

Computer Software

The Company accounts for computer software costs in accordance with the Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, costs associated with the "preliminary project stage" and "post-implemented /operation stage" are expensed as incurred. Costs associated with the "application development stage" are capitalized and amortized using the straight-line method over five years.

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

Accordingly, it was determined that the goodwill acquired in the acquisition of Kennsco was impaired and the Company wrote down the goodwill by approximately $1,112,000.

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

Reverse Merger and Recapitalization

In connection with the reverse merger in July 1998, the 2,750,000 shares of common stock outstanding of Wareforce were exchanged at a rate of one share of Wareforce for 2.4625 shares of Jolley Vending, Inc. The financial statements and earnings per share data have been retroactively restated to reflect the post merger share amounts.

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

The Company estimates amounts due from vendors for rebates and amounts due to vendors for license fees. Actual rebates received and vendor license fees due may differ from estimates. During the year ended December 31, 2000, the Company settled outstanding claims with a vendor. The Company had accrued approximately $3 million greater than the amount owed to the vendor. This reduction has been recorded as other income in the accompanying financial statements.

Major Suppliers

The Company purchased approximately 83%, 67% and 80% of software, hardware, accessories and peripherals from four suppliers in 2000, 1999 and 1998, respectively. However, there was no single hardware manufacturer from whom the Company purchased directly more than 10% of its total purchases during fiscal 2000 or 1999. Although purchases are concentrated with a few key distributors, management believes that other distributors could provide similar services at comparable prices. Additionally, through June 2000, Wareforce purchased Microsoft product licenses as a large account reseller (LAR) directly from Microsoft. These purchases accounted for 17% and 33% of total purchases for the fiscal years ended December 31, 1999 and 1998, respectively. In June 2000, the Company ceased being a Microsoft LAR and terminated its contract. As a result, purchases made from Microsoft accounted for less than 10% of total purchases for the fiscal year ended December 31, 2000. The Company does not believe that its loss of LAR status has had a material impact as it can purchase Microsoft product through various distributors. A change in certain manufacturers supplying their products through distributors, however, could cause a possible loss of sales, which could adversely affect operating results.

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

In June of 2000 the Company entered into a contract with the Los Angeles Unified School District (LAUSD) to provide Internet connectivity for approximately 100 of the district's campuses. Each campus has a budget, which is approved by LAUSD prior to the start of work. Revenue is being recognized upon completion and sign off of each campus based on the approved budget for each campus. Costs in excess of budget are submitted to LAUSD for change order billing. As of December 31, 2000 no schools had been completed and signed off. During fiscal 2001, this contract was cancelled and assigned to PacBell. The contract resulted in a loss, which has been recorded in the financial statements for the year ended December 31, 2000. (See Note 18.)

Loss per Share

Basic loss per share in the accompanying financial statements is calculated in accordance with SFAS No. 128. SFAS No. 128 requires basic earnings/loss per share be calculated based on weighted average shares outstanding for the period without giving effect to outstanding common stock equivalents, while diluted earnings per share considers the effect of common stock equivalents on weighted average shares outstanding.

Advertising Costs

The Company expenses advertising costs as incurred. For the years ended December 31, 2000, 1999 and 1998, advertising expense was $349,000, $147,900 and $94,500 respectively.

Certain marketing and promotional expenditures are reimbursable by suppliers under cooperative marketing and promotional fund agreements. Amounts qualifying for reimbursement are recorded as a receivable from suppliers and as a corresponding reduction in marketing expense in the period the expenditure occurs.

Reimbursed advertising expense was $332,000, $268,000 and $81,900 for the years ended December 31, 2000, 1999 and 1998, respectively.

New Pronouncements

In June 1998, Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133," which deferred the implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" amended SFAS No. 133. Currently, the Company does not use derivative financial instruments and believes that adoption of SFAS No. 133, as amended by SFAS No. 138, will not have a material impact on its operations or financial position.

In December 1999, SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101) was issued. SAB 101 summarizes generally accepted accounting principles relating to revenue recognition in financial statements. Its adoption has been delayed to the second quarter of 2001. The Company We believes it did will not have a material impact on its our financial position or results of operations.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.

SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of fiscal 2001 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. The ultimate impact of the new accounting standards has yet to be determined.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for fiscal 2003. The Company is currently assessing the impact, if any, of the adoption of SFAS No.143.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, of the adoption of SFAS No.144.

In June 1998, Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133," which deferred the implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" amended SFAS No. 133. Currently, the Company does not use derivative financial instruments and believes that adoption of SFAS No. 133, as amended by SFAS No. 138, will not have a material impact on its operations or financial position.

In December 1999, SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101) was issued. SAB 101 summarizes generally accepted accounting principles relating to revenue recognition in financial statements. Its adoption has been delayed to the second quarter of 2001. Adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

Reclassifications

Certain reclassifications have been made to the prior years financial statements to conform to the current year presentation.

3.      Acquisitions

In March 1999 certain assets and liabilities of Kennsco were acquired for $750,000 in cash and a note for $250,000, payable in the Company's common stock. The note was converted into 51,948 shares of the Company's common stock based on its closing price on May 19, 1999 of $4.8125 per share as quoted on the National Association of Security Dealers Electronic Bulletin Board. Kennsco, based in Minneapolis, Minnesota, is a technical services company that provides on-site maintenance for desktop and midrange computer equipment; depot repair; and network design, installation and maintenance. The excess of the purchase price over fair value of net assets acquired (goodwill) was $1,820,936 and is being amortized on straight-line basis over seven years. The transaction was accounted for under the purchase method of accounting and the results of Kennsco have been included in the accompanying consolidated financial statements since the date of the acquisition. (See Note 18, Subsequent Events for discussion of the sale of Kennsco.)

On May 16, 2000, the Company acquired Western Technologies Group, LLC
(Westech) of Corona, California. Westech is an Internet developer and provider of online procurement applications, full desktop development and website hosting. It specializes in developing websites for e-commerce companies. The purchase price consists entirely of the assumption of certain liabilities, which total approximately $500,000 in exchange for assets. The transaction is accounted for under the purchase method of accounting and the results of Westech are included in the accompanying consolidated financial statements from the date of acquisition.

Westech was sold back to its original owners in May 2001, as part of the Company's restructuring. (See Note 18, Subsequent Events for discussion of the sale of Westech.)

On June 5, 2000, the Company completed the purchase of certain assets and assumed certain liabilities of Pacific Online Computers, Inc. d/b/a Online Connecting Point, a regional enterprise technology management firm with revenues of approximately $61 million in fiscal 1999. The purchase consisted of a combination of $1.3 million in cash, a $1.2 million potential earn out and the assumption of approximately $160,000 in liabilities. The note payable is contingent upon meeting certain performance requirements (as defined in the agreement). The maximum earn out is $25,000 per month commencing October 1, 2000 through October 2002 and is calculated each month. As of December 31, 2000, $75,000 has been earned and recorded as goodwill. The assets purchased include fixed and intangible assets. Liabilities assumed were the accrued vacation of Online employees that the Company hired. Online is Southern California-based and provides businesses with hardware configuration, customer software image management, product delivery and maintenance. The Company assumed Online's customer contracts and employed virtually all of their approximately 120 employees. The majority of these employees are technical service employees, working onsite at customer locations.

The purchase price of Kennsco and Online, and the acquisition of Westech assets were allocated as follows:

                                    Kennsco           Online          Westech
                                  -----------      -----------      -----------
Cash                              $    80,404       $     --        $    33,371
Accounts receivable                 1,269,655            2,346          141,577
Inventories                           491,210             --               --
Investment in sales
  type leases                       1,269,797             --               --
Prepaid Expenses                         --               --              9,240
Other receivables                        --               --             13,254
Property and equipment                444,097        1,469,133           22,187
Other assets                           70,195             --               --
Goodwill                            1,820,936             --            358,354
Accounts payable                   (1,184,888)            --           (142,445)
Line of credit                       (877,580)            --               --
Accrued expenses                     (410,570)        (159,133)        (435,538)
Long term debt                     (1,801,550)            --               --
Customer deposits                    (171,706)            --               --
                                  -----------      -----------      -----------
                                  $ 1,000,000       $1,312,346      $      --
                                  ===========      ===========      ===========

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Kennsco, Westech, and Online had occurred as of the beginning of fiscal 2000 and 1999:

                                                Twelve Months Ended December 31,
                                                          Unaudited
                                               --------------------------------
                                                   2000                1999
                                               ------------        ------------
Net Sales                                      $206,887,784        $214,356,209
Net Loss                                       ($10,130,386)        ($3,978,078)
Net Loss Per Basic Common Share                      ($0.85)             ($0.37)


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

In February and March 2000, uMember sold 2,000,000 shares of common stock, in a private placement, at an issue price of $2.50 per share for net proceeds of approximately, $3,800,000.

This transaction was part of an agreement entered into in January 2000 with Art Cards, Inc. (AC), a Colorado corporation in which AC acquired all of the outstanding common stock of uMember in exchange for 15,000,000 restricted shares of AC. The transaction was accounted for as a reverse merger acquisition, which results in a recapitalization of uMember in as much as it is deemed to be the acquiring entity for accounting purposes.

In March 2000, in conjunction with the reverse merger Wareforce sold 1,085,000 shares of its uMember common stock at $2.50 per share. This raised proceeds of approximately $2,300,000, net of selling costs.

This transaction has diluted the Company's ownership in uMember from 70% as of December 31, 1999 to 40%. As of December 31, 2000, uMember has been unable to generate material revenues and continues to operate at a loss. uMember has been unsuccessful in its attempts to obtain additional financing. In the first quarter of fiscal 2001, uMember ceased operations. Therefore, the Company has written off its investment of approximately $272,000, and amounts due from uMember of $1.1 million. The Company has also guaranteed certain obligations on behalf of uMember of approximately $825,000, which have been recorded as a liability in the Company's December 31, 2000 balance sheet as the Company believes uMember will be unable to fulfill its obligations. As of November 30, 2001, $320,160 of this amount has been paid. (See Note 14, Related Party Transactions.)

4.       Investment in Sales-Type Leases

The components of the investment in sales-type leases are as follows:

                                                                      December 31,
                                                                  2000           1999
                                                              -----------     -----------
Total minimum lease payments to be received                    $2,759,400      $2,587,350
Estimated unguaranteed residual values of leased equipment        248,120         189,195
Less unearned income                                             (333,117)       (355,349)
                                                              -----------     -----------
     Investment in sales-type leases                           $2,674,403      $2,421,196
                                                              ===========     ===========

The following is a schedule by year of minimum lease payments receivable on non-cancellable sales-type leases:

                                                                 December 31,
                                                              2000          1999
                                                           ----------    ----------
     2001 . . . . . . . . . . . . . . . . . . . . . . .    $1,295,153    $1,031,296
     2002 . . . . . . . . . . . . . . . . . . . . . . .     1,245,773       820,853
     2003 . . . . . . . . . . . . . . . . . . . . . . .       218,474       631,904
     2004 . . . . . . . . . . . . . . . . . . . . . . .          --         103,297
                                                           ----------    ----------
         Total minimum lease payments receivable  . . .    $2,759,400    $2,587,350
                                                           ==========    ==========


There are no contingent rentals included in the statement of operations for the years ended December 31, 2000 and 1999.

The Company utilizes its lease rentals receivable and underlying equipment in leasing transactions as collateral to borrow from financial institutions at fixed rates on a non-recourse basis. In return for this secured interest, the Company receives a discounted cash payment. In the event of default by a lessee, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Company. (See Note 7.)

5. Property and Equipment

Property and equipment consist of the following as of December 31,:

                                                    2000               1999
                                                -----------         -----------

Computers and other equipment                   $ 2,889,568         $ 1,942,405
Capitalized software                              1,426,539             653,944
Furniture                                           785,299             578,359
Leasehold improvements                              635,589             589,720
Automobiles                                         144,550              94,518

                                                -----------         -----------
                                                  5,881,545           3,858,946

Less: accumulated depreciation

    and amortization                             (2,564,286)         (1,622,821)
                                                -----------         -----------
                                                $ 3,317,259         $ 2,236,125
                                                ===========         ===========

6.      Line of Credit

During 1998, the Company entered into an agreement with Congress Financial Corporation (Congress) to provide for a $30,000,000 credit facility, of which $18,000,000 has been allocated to Wareforce and $12,000,000 has been allocated to CYI. In March 1999 the agreement was amended to provide for a $2,000,000 revolving sub-facility for Kennsco under the same terms as the original agreement as part of the Wareforce facility. $15,000,000 of the $30,000,000 is a revolving credit line and the other $15,000,000 is to be used for inventory flooring plan, which is provided as an underlying facility to the Congress agreement by Nations Bank. In May 2000, as Nations Bank chose not to remain in this type of financing, the Company obtained the underlying facility with Deutsche Financial Services (DFS).

Advances under the terms of the revolving credit line are limited to the sum of 85 percent of eligible accounts receivable plus 75 percent of eligible inventory. Interest is payable at Congress's prime rate (10.5, percent at December 31, 2000) and may be raised to prime rate plus two percent under certain conditions and is subject to certain covenants as defined in the agreement. The Company was not in compliance with certain covenants at December 31, 2000. (See Note 18, Subsequent Events.)

Outstanding borrowings under the revolving line of credit were $7,862,202 and $12,170,516 at December 31, 2000 and December 31, 1999 respectively.

Advances under the inventory flooring plan are based upon qualified inventory purchases and bear no interest for 30 days, interest is charged at a rate of 1.5 percent per month for payments made by the Company beyond the initial 30 day period. The facility is secured by substantially all of the Company's assets and guaranteed by the majority stockholder in the amount of $1,500,000. Outstanding borrowings under the inventory flooring plan were $9,605,890 and $6,420,824 as of December 31, 2000, and December 31, 1999 respectively.

Unused credit, subject to the terms of the related agreement was $1,888,997 and $1,059,724 at December 31, 2000 and December 31, 1999 respectively.

The credit facility with Congress initially expired on August 27, 2000, was renewed for a six month period to February 27, 2001, and again renewed to May 27, 2001, and again to June 27, 2001. On July 3, 2001, Congress granted an extension until May 31, 2002, unless the underlying agreement between DFS and the Company expired earlier. Subsequently, DFS has also agreed to extend their portion until May 31, 2002. (See Note 18.) The new facility includes additional operating covenants regarding EBITDA levels, and reduces the Maximum Credit from $30 million by September 30, 2001 to $20 million, which was further reduced to $18 million concurrent with the DFS negotiations.

7.     Long Term Debt

Long term debt consists of the following:

                                                                                          December 31,
                                                                                       2000          1999
                                                                                    ----------    ----------
Promissory note to a vendor for delinquent payments for various licenses and select software products sold under a Large Account Reseller Agreement, to be paid within 45 days of each financial quarter beginning November 15, 2001, at a rate of 6.5% interest per annum. Payments are based on the lesser of 25% of
EBITDA, or 65% of EBTDA providing the principal is reduced by $500,000 by June
30, 2002, the maturity date. This date will be extended for twelve month periods provided the principal is reduced in each period by $500,000,
until paid in full. (See Note 17.)                                                  $5,832,094    $     --

Discounted lease rentals with financial institutions, with varying monthly payments through April, 2003 and with varying interest rates from 8 to 10.5%
cent per annum.                                                                      2,522,854     2,215,190

On or about July 1, 1999, uMember entered into a lease agreement with IBM Credit
Corporation (IBM) to lease certain machines and related equipment. Wareforce, then a majority owner at the time guaranteed the payment of all obligations and indebtedness to IBM. As uMember defaulted on its lease commitments the Company agreed under a Termination and Payment Agreement with IBM, dated November 15,
2000, to pay the obligations under the lease up to $630,000 at 10% interest compounded monthly. The agreement calls for the Company to make 23 equal monthly payments of $20,000 each with the first payment due on November 30, 2000, and the last payment due on October 31, 2002, plus one payment of $382,249 due
December 31, 2002                                                                      630,000          --

A note payable to a former officer in 13 quarterly installments starting July
1999 of principal and interest, at the bank's prime rate of interest
charged to Wareforce                                                                   137,366       217,187

Note payable to Fidelity Bank for inventory that is due March 31, 2000 payable in 12 monthly installments of $39,455, which includes principal and interest at
the current rate of 10.25% per year beginning April 1, 1999                               --         115,916

Other                                                                                    5,175         6,637
                                                                                    ----------    ----------
Total long term debt                                                                $9,127,489    $2,554,930
Current portion                                                                      1,560,748     1,117,819
                                                                                    ----------    ----------
Long term portion                                                                   $7,566,741    $1,437,111
                                                                                    ==========    ==========


8.      Redeemable Convertible Series A Preferred Stock

On May 2, 2000 Wareforce finalized a $3.5 million convertible preferred stock private placement. Wareforce issued 454,545 preferred shares with a 6% coupon payable semi-annually. The preferred shares are convertible to common shares based on a series of formulas at the lesser of 150% of the common stock average bid price on the closing date or 95% to 107% of the bid price at the time of conversion depending on the time held. The Company has the right to redeem the preferred shares at $10 per share, or $4.5 million, plus the payment of all accrued and unpaid dividends provided that the market price of the common stock is less than 200% of the common stock price on the date the preferred shares were issued.

The preferred shares are not convertible for a period of nine months if the closing bid price is below $4.25. The preferred shares must be converted to common shares at the end of three years. Due to the mandatory redemption feature, the Series A Preferred Stock is classified as mezzanine financing. 116,667 five-year warrants were issued in connection with the preferred stock issuance. The warrants are convertible at 125% of the bid price on the closing date. In addition, the Company issued 64,167 shares of common stock, and 182,354 warrants to purchase shares of common stock at $4.19 per share as finders' fees in connection with the private placement. The expiration date of these warrants range from May 2001 through May 2005. The warrants were valued using the Black Scholes option pricing model with the following weighted assumptions: 0 dividend yield, expected volatility of 81.23%, weighted average risk free interest rate of 6.7%, and expected life ranging from one to five years.

The Company has the right to redeem the preferred shares at $10 per share, or $4.5 million, plus the payment of all accrued and unpaid dividends provided that the market price of the common stock is less than 200% of the common stock price on the date the preferred shares were issued. On May 3, 2000, the common share price fell below the 200 percent level and continues to be below this level.

At the date of sale, the conversion feature for converting the preferred shares into common stock was beneficial to the investor because if it was exercised it would have resulted in proceeds to the investor in excess of the original purchase price allocated to the preferred shares after allocations to the warrants issued. The beneficial conversion feature was recorded as a non-cash charge of $1.4 million. This non-cash charge was recorded as a dividend to preferred shareholders in the computation of loss per share.

9.      Common Stock

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

In March 2000 the Company issued 125,000 warrants to a consultant for services rendered exercisable at $4.00 per share. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: 0 dividend yield, expected volatility of 81.23%, weighted average risk-free interest rate of 6.3% and expected life of three years. The value of these warrants for non-cash compensation was determined to be approximately $253,000. The compensation was charged to operations during 2000.

In May 2000, the Series B warrants were repriced from $2.50 to $1.50 per share. The increase in fair value of the warrants as of the date of the re-pricing was $345,000, and was recorded in stockholder's equity in the accompanying consolidated financial statements. The warrants were valued using the Black Scholes option pricing model with the following weighted assumptions: 0 dividend yield, expected volatility of 81.23%, weighted average risk-free interest rate of 5.7%, and expected life of two years.

During the year ended December 31, 2000, approximately 1.1 million Series A warrants and 118,500 Series B warrants were exercised, generating net proceeds of approximately $1,851,000.

On October 24, 2000, the Company entered into a Securities Purchase Agreement with Profrigo, S.A., a Belgian investment firm, whereby it agreed to sell 704,225 restricted shares of its common stock at $0.85 per share, calculated at the average of the closing bid price of the Company's common stock during the ten trading days immediately preceding the signing of the agreement, to a European investment fund. As part of the agreement, the Company agreed to issue to the fund 400,000 warrants, exercisable over one year, to purchase shares of the Company's common stock at $0.85 each. The payment for the shares and their subsequent issuance, along with the issuance of the warrants, is to take place in three equal installments, on October 24, 2000, December 7, 2000, and October 20, 2001. The Company issued 133,333 warrants in conjunction with the October 24, traunche. The warrants were valued using the Black Scholes option pricing model with the following weighted average assumptions: 0% dividend yield, expected volatility of 121.06%, weighted average risk free interest rate of 5.84%, and expected life of one year. As of December 13, 2001, the December 7, 2000 and October 20, 2001 traunches had not been made and the Company considers Profrigo to be in default and is evaluating what action to take.

As part of the agreement with Profrigo, S.A., the Company had agreed to use $600,000 of the proceeds of the sale of stock for a loan to uMember.com, Inc., a related entity, of which the Company currently owns approximately 40%. In addition to lending uMember the proceeds from the sale of these shares, the Company, as part of the loan agreement, has agreed to lend to uMember an additional $600,000, all contingent on the

Company receiving matching amounts from Profrigo, S.A. The Company is not required to distribute any of this additional $600,000 in the first ninety (90) days after the effective date of Agreement; and (ii) the Company is not required to distribute more than $75,000 in any single month in which such funds are distributed. One half of the loan matures in one year, with the other one half becoming a term loan at the end of the first one-year period. The loan is priced at prime plus one percent. (See also Note 14-Related Parties Guarantees.)

10.     Basic Net Loss Per Share

Basic loss per share in the accompanying consolidated financial statements is calculated in accordance with SFAS No. 128. This pronouncement requires that basic earnings per share be calculated on weighted average number of common shares outstanding for the period without giving effect to outstanding common share equivalents on weighted average number of common shares outstanding.

During a loss period the assumed exercise of "in the money" stock options and warrants have an anti dilutive effect. At December 31, 2000 there were no options whose exercise price was less than the market price, while there were approximately 47,000 and 264,500 options whose exercise price was less than the market price at December 31, 1999 and 1998, respectively. The potential dilutive effect of these options was zero, 918 and 40,849 at December 31, 2000, 1999 and 1998, respectively. There were no warrants whose exercise price was less than the market price at December 31, 2000. At December 31, 1999 and 1998, there were approximately 1,100,000 warrants whose exercise price was less than the market price. The potential dilutive effect of these warrants was zero at December 31, 2000 and 1999, and 408,947 at December 31, 1998. Additionally, there were approximately 2,200,000, 496,000 and 139,000 options whose exercise price exceeded the market price at December 31, 2000, 1999 and 1998, respectively. There were approximately 1,600,000, 1,100,000 and 1,100,000 warrants whose exercise price exceeded the market price at December 31, 2000, 1999 and 1998, respectively.

The following table sets forth the computation of basic and diluted net loss per share:

                                                        Years Ended December 31,
                                             ----------------------------------------------
                                                  2000            1999             1998
                                             ------------     ------------     ------------
Net loss                                      ($7,020,074)     ($2,526,022)     ($3,189,592)
Preferred stock dividends on Series A            (182,450)            --               --
Accretion on Redeemable Preferred Stock        (1,278,920)            --               --
Repricing of Series B Warrants                   (344,998)            --               --
                                             ------------     ------------     ------------
Loss available to common shareholders         ($8,826,442)     ($2,526,022)     ($3,189,592)
                                             ------------     ------------     ------------

Denominator:
      Basic weighted-average shares
         outstanding                           11,897,185       10,750,303        8,490,621
      Effect of dilutive securities:
      Dilutive effect of options
         and warrants                                --               --               --
                                             ------------     ------------     ------------
      Diluted weighted-average shares and
         share equivalents outstanding         11,897,185       10,750,303        8,490,621
                                             ============     ============     ============


Basic and diluted loss per share                   ($0.74)          ($0.23)          ($0.38)
                                             ============     ============     ============

11.     Segment Reporting

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

The Company operates predominately in a single industry segment as a reseller of computer-based technology products and services. The segments were determined primarily on how management views and evaluates the Company's business. The chief operating officer manages the reviews and results of segment net revenue and gross profit by products, professional services and all other operating expenses overall. The total assets of each segment are insignificant and therefore, are not allocated. The accounting policies of the segments are the same as those described in Note 2.

Products include computers, servers, laptops, peripherals, printers, scanners, software and software licenses, and supplies.

Professional services provide consulting, education, design and installation services, network solutions, onsite technical support, setups, and repairs and maintenance.

The Company's immaterial operating segments were aggregated to form an "All Other" category. This category includes E Business, which includes Internet site development, web hosting, E-commerce implementations, and encompasses other activity not readily assigned to the other reporting segments.

                                     Years ended December 31,
                              2000             1999              1998
                         -------------     -------------     -------------
Net revenue:
Products                  $157,624,661      $132,254,097       $85,400,923
Professional services       22,510,188        12,884,345         2,427,479
All other                      979,799         3,123,249         1,066,426
                         -------------     -------------     -------------
                          $181,114,648      $148,261,691       $88,894,828
                         =============     =============     =============

Gross profit:
Products                   $14,937,222       $12,272,215        $7,085,473
Professional services        6,835,533         4,639,712         1,526,727
All other                     (775,773)          464,628           144,830
                         -------------     -------------     -------------
                           $20,996,982       $17,376,555        $8,757,030
                         =============     =============     =============

Operating expenses         $27,736,881       $19,544,572       $11,324,823
                         =============     =============     =============

Loss from operations       ($6,739,899)      ($2,168,017)      ($2,567,793)
                         =============     =============     =============

12.     Commitments and Contingencies

        a.     Operating Leases

        The Company leases facilities under non-cancellable operating leases expiring through January 2005. The lease agreements provide for periodic cost of living adjustments based upon changes in the Consumer Price Index. Rent expense recorded by the Company totaled approximately $1,338,000, $1,143,000, and $551,000 during 2000, 1999, and 1998, respectively.

        Minimum lease payments for the years ending December 31, are as follows:

      2001                       $1,432,134
      2002                          713,419
      2003                          484,553
      2004                          278,437
      2005                           22,720

                                 ----------
                                 $2,931,263
                                 ----------

Less Sub Lease Income               646,492

                                 ----------
Net Lease Payments               $2,284,771
                                 ==========

These minimum lease payments are net of sub lease income (See footnote 18, Subsequent Events).

        b. Employment Contracts

        Subsequent to December 31, 2000, two of these contracts expired, two were terminated for cause and one was terminated for convenience as part of the Company's restructuring. At December 31, 2000, the Company had employment agreements with seven of its executive officers, which expire through March 2003. These agreements provide for minimum salary levels, as well as for incentive bonuses that are payable if specified management goals are attained. The aggregate commitment for future salaries at December 31, 2000, excluding bonuses, was approximately $2,138,959.

        c. Litigation

        In January 2001 the Company received notice from one of its former employees, which stated she believed she was owed a commission of 10% of the gross profits of the Company's project with the Los Angeles Unified School District (LAUSD). This employee has claimed that these commissions could total $1.3 million. The Company has denied that it owes the employee such commissions and has further informed her that even if it did owe her commissions on the project, the Company is unable to adequately determine at the time of its response what, if any, gross profit, it has made on the LAUSD project. This employee filed suit on March 29, 2001 in this matter. The Company is unable to determine what the outcome will be at this time.

        Several subcontractors have generated threatened and actual lawsuits for non-payment as a result of the Company's inability to complete the original LAUSD contract. On July 16, 2001, Associated Ready Mix filed suit in Los Angeles Superior Court claiming damages in the amount of $26,038 for unpaid invoices. On July 16, 2001, A & A Ready Mixed Concrete, Inc. filed suit in Los Angeles Superior Court claiming damages in the amount of $3,699 for unpaid invoices. On December 18, 2001, Alan Grimstad Construction filed a counter-suit in the Associated Ready Mix matter claiming damages in the amount of $266,063 for unpaid invoices. On September 13, 2001 Anderson & Howard Electric, Inc. filed suit in Los Angeles Superior Court claiming damages in the amount of $442,551 for unpaid invoices. On November 14, 2001, Electronic Electrical Control filed suit in Los Angeles Superior Court claiming damages in the amount of $356,428 for unpaid invoices. Once each of these subcontractors completes all outstanding work and corrects all outstanding deficiencies in their work, the Company expects Pacific Bell to make all remaining payments and for each lawsuit to be dismissed. In addition, several of the Company's subcontractors have filed stop work notices with LAUSD for work pending under the Company's LAUSD contract. The Company expects all of these stop work notices to be lifted upon completion of work and full payment by Pacific Bell on behalf of Wareforce.

        The Company is involved in various other legal proceedings generally incidental to its business. While the result of any litigation contains an element of uncertainty, management presently believes that the outcome of any of the above mentioned litigation or other known, pending or threatened legal proceeding or claim, individually or combined, will not have a material adverse effect on the Company's financial position or results of operations.

13.     Employee Profit Sharing Plan

The Company has a 401(k) Plan, whereby eligible employees can defer up to 10% of their salary, subject to certain limitations, and the Company, at its discretion, may make a matching contribution equal to a percentage of the deferred salary elected by employees. Contributions made by the Company to the plans totaled $10,100, $16,700 and $6,135 in 2000, 1999 and 1998, respectively.

14.     Related Party Transactions

The Company has various notes due from the majority shareholder. These notes include $2,457,700 advanced to this shareholder to purchase 3,358,938 shares of common stock from the former majority shareholder in February 1998. The notes are due in varying amounts from July 2002 to December 2008 and bear interest at rates from 5.83% to 6.48% and are pledged as collateral for the line of credit. Included in notes receivable and advances to stockholder is approximately $297,000 of accrued interest as of December 31, 2000. In addition, the Company has made advances to this shareholder. Total advances without a promissory note were $789,400 as of December 31, 2000. The shareholder plans to repay these advances beginning in fiscal year 2002 through 2008.

A former officer of the Company owns the Plymouth, Minnesota facility that is Kennsco's principal office and warehouse. The annual lease obligation for this approximately 16,000 square feet facility is $165,697. Management believes that this lease was at competitive market rates when it was entered into.

In August 2000 the Company entered into an arrangement with Mr. Illson, President, whereby the Company agreed to partner with Mr. Illson in the development of a Web-based procurement solution and marketing tool used to streamline product and service offerings for technology provider companies that Mr. Illson had begun developing prior to his employment by the Company. Under this arrangement, the Company has agreed to provide web development services to this venture in exchange for a 49.9 percent interest. To date, the Company's investment has been limited to approximately $225,000 in cash and in-kind services. The venture is still in its development stage. The Company does not know, when or if, the venture will begin to generate revenues or profits. Mr. Illson serves as President of the venture and Mr. Illson and Mr. Rechtman together comprise the board of directors. This venture has minimal activity as of December 31, 2000.

In November 2000, $300,000 was loaned to the Company by a major shareholder. This loan is non interest bearing and is due on demand. This obligation has been recorded in Accrued Expenses in the accompanying balance sheet. In January 2001, the Company repaid $100,000 of this amount.

Related Party Guarantees

uMember was in default on an obligation for which Wareforce was the guarantor. In November 2000, uMember entered into an agreement with its equipment lease vendor, the Company and a third party asset leasing and brokerage company to sell the assets underlying its capital lease at a significant loss and entered into an unsecured note payable to repay the difference between the balance due under the capital lease and the sale price of the assets. The note is payable over 23 months commencing in November 2000 at $20,000 with a balloon payment in the amount of $382,249 due in December 2002 under which the Company acts as a guarantor of up to $630,000. uMember has defaulted on its obligation and the Company is paying $20,000 per month towards the $630,000 for which it has guaranteed. The Company has also guaranteed approximately $195,000 of additional liabilities on behalf of uMember. These amounts have been recorded as a liability of the Company as of December 31, 2000.

In October 2000, uMember entered into a line of credit agreement with the Company. Under the terms of the agreement the Company agreed to provide uMember with a maximum of $1,200,000 in additional funds over a one year period ended October 2001, (See Note 9). The Company wrote off its investment of approximately $272,000 and $1.1 million of amounts due from uMember due to recurring losses incurred and the Company's uncertainty surrounding the realizability of both its investment and receivable.

15.     Wareforce Stock Option Plan

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

The number of options and weighted-average exercise prices of options for each of the following groups of options, for the periods indicated, are as follows:

                                                      Number of      Weighted-Average
                                                       Options        Exercise Price
                                                      ---------      ----------------
Options outstanding at December 31, 1997                   --              --
  Granted                                               670,979           $2.49
  Exercised                                             258,120           $0.56
  Cancelled                                               8,750           $3.34
                                                      ---------
Options outstanding at December 31, 1998                404,109           $3.73
  Granted                                               234,250           $4.48
  Exercised                                              10,000           $5.00
  Cancelled                                              85,250           $4.12
                                                      ---------
Options outstanding at December 31, 1999                543,109           $3.98
  Granted                                             1,757,092           $2.21
  Exercised                                                --              --
  Cancelled                                             101,500           $3.41
                                                      ---------
Options outstanding at December 31, 2000              2,198,701           $2.59
                                                      =========

                                                            Weighted       Remaining
                                        Options             Average       Contractual
                                      Exercisable        Exercise Price      Life
                                      -----------        --------------   -----------
December 31, 1998                        145,859              $3.59          8.6
December 31, 1999                        210,935              $3.69          8.6
December 31, 2000                      1,049,692              $2.94          8.2

The following table summarizes information about stock options outstanding at December 31, 2000:

                                     Number of       Weighted-Average       Number of
Weighted-Average                      Options           Remaining             Shares
Exercise Price                      Outstanding      Contractual Life      Exercisable
                                    -----------      ----------------      -----------
$1.31-$4.00                          1,740,592             8.7               755,109
$4.01-$5.13                            427,859             6.9               276,291
$5.14-$10.00                            30,250             8.4                18,292

The Company accounts for grants under the 1998 Plan under APB No. 25 and, accordingly, no compensation costs have been recognized in the accompanying consolidated statements of operations. If compensation costs for the 1998 Plan had been determined under SFAS No. 123, pro forma net loss would have been as follows:

Net loss available to common shareholders, as reported              ($8,826,442)
Net loss available to common shareholders, pro forma                ($9,961,673)
Basic and diluted loss per share as reported                         $    (0.74)
Basic and diluted loss per share pro forma                           $    (0.84)

The fair value of each option grant was estimated on the date of grant using the Black Scholes option pricing model with the following assumptions:

                                                              Weighted-Average
                                                           Assumptions for Option
                                                                   Grants
                                                           ----------------------
Dividend Yield                                                     None
Expected Volatility                                                121.06%
Weighted Average Risk-Free Interest Rate                           6.27%
Expected Lives                                                     5 years
Weighted-Average Fair Value of Options Granted                    $1.88

The number of warrants, for the periods indicated, are as follows:

                                                                       Number of
                                                                       Warrants
                                                                       ---------
Warrants outstanding at December 31, 1997                                   --
  Granted                                                                   --
  Exercised                                                                 --
  Cancelled                                                                 --
                                                                       ---------
Warrants outstanding at December 31, 1998                                   --
  Granted                                                              2,220,000
  Exercised                                                                 --
  Cancelled                                                                 --
                                                                       ---------
Warrants outstanding at December 31, 1999                              2,220,000
  Granted                                                                957,354
  Exercised                                                            1,211,500
  Cancelled                                                              400,000
                                                                       ---------
Warrants outstanding at December 31, 2000                              1,565,854
                                                                       =========

16.    Income Taxes

The (benefit) provision for income taxes is as follows as of December 31:

                                    2000               1999             1998
                                  --------          ---------         ---------
Current:
       Federal                    $   --            $   --            $    --
       State                         2,700             3,200              2,400

Deferred:
       Federal                     344,968            32,000           (590,669)
       State                       143,754           (32,000)          (183,000)
                                  --------          --------          ---------
                                  $491,422          $  3,200          ($771,269)
                                  ========          ========          =========

The deferred income tax assets consist of the tax effect of temporary differences related to the following components as of December 31:

                                                     2000              1999
                                                 -----------        -----------
Deferred tax assets:
       Inventory                                 $   511,000        $   233,000
       Allowance for bad debts                       534,000            121,000
       Other Accruals                                262,000             48,000
       Allowance for other losses                    261,000               --
       Goodwill impairment                           443,000               --
       Net operating loss carryforward             2,249,000          2,040,000
       Start-up costs                                   --              242,000
                                                 -----------        -----------
                                                 $ 4,260,000        $ 2,684,000
       Valuation allowance                        (4,260,000)        (2,053,000)
                                                 -----------        -----------
                                                 $      --          $   631,000
                                                 ===========        ===========

As of December 31, 2000, the Company has a Federal net operating loss carryforward of $5,969,000, which will expire from 2009 to 2020, and a State net operating loss carryforward of $3,754,000, which will expire from 2002 to 2007. A reconciliation of the provision for income taxes to the amount computed at the Federal statutory rate is as follows:

                                                2000        1999           1998
                                                ----        ----           ----
Federal income tax (benefit)
       provision at the
       statutory rate                            -34%        -34%           -31%
State taxes, net of Federal
       income tax effect                          -6%         -6%            -9%
Provision for net operating
       loss carryforward                          17%         33%           --
Increase in the Valuation
       Allowance                                  40%        --             --
Tax refund claims and other
       items, net                                 -9%          7%            14%
                                                ----        ----           ----
                                                   8%        --             -26%
                                                ====        ====           ====

The Company establishes valuation allowances in accordance with SFAS 109. The Company continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates it is more likely than not that the benefits will be realized.

17. Quarterly Financial Data (Unaudited)
(in thousands except per share data)

                                      Qtr ended    Qtr ended    Qtr ended   Qtr ended
                                      March 31,    June 30,     Sept 30,     Dec 31,
                                      ---------    ---------    ---------   ---------
Year ended December 31, 2000
           Net sales                   $37,290      $45,580      $51,635      $46,610
           Gross Profit                  3,869        5,902        6,611        4,615
           Net income (loss)              $692        ($485)        $972      ($8,199)
           Income (loss) per share       $0.06       ($0.01)      ($0.09)      ($0.70)

Year ended December 31, 1999
           Net sales                   $28,214      $42,583      $37,474      $39,991
           Gross Profit                  2,948        5,265        4,485        4,679
           Net income (loss)             ($578)        $115      ($1,132)       ($931)
           Income (loss) per share      ($0.05)       $0.01       ($0.10)      ($0.09)

18.     Subsequent Events

a.    Termination of Officers

During the period from January 1, 2001 to August 31, 2001, the Company terminated five of its Vice Presidents of the Company and its subsidiary. Total severance pay related to these terminations was approximately $233,000 and is being paid out through March 2002.

b.      Restructuring

Wareforce has undergone significant changes to its operational, management and financial structure. These changes were primarily brought about through a corporate restructuring which the Company began instituting in May 2001. Its management believes this restructuring was necessary to return the Company to profitability and generate positive cash flow within a short time after the implementation of the restructuring. While the restructuring plan is designed to rapidly focus the Company around the portions of its business that are already profitable, and to allow management to take actions to rapidly reduce excess general and administrative costs, consolidate facilities and operate on one core set of information systems, to date the Company has not attained profitability. Management believes that the Company remains on target to become profitable as a result of the restructuring but cannot guarantee that it will achieve profitability. If it does not, its business will materially suffer.

As part of this effort, in May 2001 the Company sold its WesTech Internet development division to a group led by the Company's former Senior Vice President of E-Commerce. In addition, the Company divested its Commerce, California operation in June 2001. This operation primarily served Los Angeles County government operations. While this branch was one of the Company' larger operations, it utilized a different business model and required different resources and support than the branches around which the Company reorganized. The Company's Senior Vice President of Sales, Richard Fu, resigned effective May 22, 2001, and was part of the group that purchased the Commerce branch from the Company. In November 2001 the Company divested its Kennsco division in a management buy out.

In addition to the operational restructuring, the Company has also been actively working with its lenders to ensure that it has the financial resources to run its business. During this period the Company's primary lender, Congress Financial Corp. (Congress), extended its working capital facility through May 31, 2002. The Company's inventory flooring lender, Deutsche Financial, has also extended its portion of the Company's working capital facility through May 31, 2002.

c.    Westech

On May 19, 2001, the Company divested its Westech Internet division. The sale involves all the existing assets of the business including office equipment, leasehold improvements and trade names and assumed certain liabilities totaling $165,000 primarily related to payroll obligations, accrued expenses, and liabilities arising in the ordinary course of business to the date of closing.

The purchase price consists of an earn out of up to $750,000, which is payable over five years in minimum quarterly increments of $25,000 as defined in the agreement. These payments are to begin for the quarter ending December 31, 2001. Under certain circumstances, the note may be prepaid up to a maximum amount of $500,000.

The Company estimates the loss as a result of the sale of Westech to be approximately $239,000, which will be recorded in the second quarter of fiscal 2001.

d.    Impres Technology Solutions, Inc.

As part of its restructuring plan, the Company divested of its Commerce Branch on June 18, 2001, to Impres Technologies Solutions (Impres). This operation was acquired in 1998 as a part of a larger acquisition and sold primarily to various governmental entities. The asset purchase agreement indicates that Impres will acquire assets as they relate to the business including office equipment, computer equipment, leasehold improvements, trade names, customer lists, contracts and open purchase orders from customers as of the date of closing and will also assume approximately $54,000 of certain liabilities relating to payroll, customer prepaid expenses, maintenance and service contracts, and the facility lease for the premises they occupy.

The Impres purchase price is calculated in two separate components. The first component is a sum of $165,000 payable in six installments on a quarterly basis through December 31, 2002, at a rate between $25,500 and $27,500 with the first installment due October 31, 2001. The second component consists of an earn out, as defined in the agreement, to a maximum of $300,000 earned and payable in quarterly increments starting December 31, 2001 through December 31, 2006.

The Company has recorded $26,000 of the purchase price, which represents actual payments to date. The Company estimates the loss as a result of the sale of the Commerce branch to be $949,000, which will be recorded in the second quarter of fiscal 2001.

e.      Kennsco

On November 2, 2001, the Company sold its Kennsco division in a management buyout. The agreement requires the sale of all the fixed assets, leasehold improvements, inventories, prepaid expenses, deposits, certain accounts receivable (not including trade receivables), and the assumption of approximately $592,000 of certain liabilities relating to accrued salaries, commissions, vacation, and deferred service revenue. The purchase price includes a payment of $120,000 at closing, a Note in the amount of $305,000, and an earn out in an amount up to $575,000 based on future profits. The earn out is based on a formula as defined in the agreement and can be earned in years 2002 to 2005.

The $305,000 Note is payable in 48 equal monthly installments at 5.5% interest commencing February 1, 2002. A true up of the closing balance sheet net worth will occur within 30 days of the Asset Purchase Agreement; the Note can be increased or decreased up to a maximum of $100,000.

The Contingent Note is based on a percentage of business earnings, as defined in the agreement, before amortization and taxes, EBAT. This note is payable annually over four years commencing January 31, 2003.

The Company has recorded $120,000 of the purchase price, which represents actual payments to date. The Company estimates that the gain or loss from this sale of Kennsco to be immaterial, and will be recorded in the fourth quarter of fiscal 2001.

f.      Vendor Settlement

On June 14, 2001, the Company reached a settlement with a vendor, and signed a promissory note for $5,832,094, plus 6.5% interest per annum on the unpaid principal. This amount represented sums owed under its Large Account Reseller Agreement, which was terminated in June 2000. The settlement and the promissory note require the Company to pay the vendor within 45 days after the end of every financial quarter, beginning November 15, 2001, a sum representing the lesser of 25% of earnings before interest, taxes, depreciation and amortization (EBITDA), or 65% of quarterly earnings before taxes, depreciation and amortization (EBTDA). Pursuant to the terms of the note, the entire amount with accrued interest is due and payable June 30, 2002, the maturity date. However, this date will be extended for another twelve months to June 30, 2003, providing the principal amount is reduced by $500,000 through the period ending June 30, 2002, and the Company has complied with all provisions of the settlement and the note. The maturity date will further be extended for twelve month periods as long as the Company complies with the terms of the settlement and the note and reduces the principal by $500,000 in each twelve month period until paid in full.

In the event of default by the Company, as defined in the note, then the entire indebtedness, less any payments, will become immediately due and payable and such amounts will bear interest at 12% per annum until paid in full.

The promissory note may be amended at any time by the vendor to increase the principal amount by up to $200,000 if evidence is presented by the vendor that certain unpaid invoices should have been included in the principal amount but were erroneously or unintentionally omitted.

The Company can prepay the note in whole or in part at any time without premium or penalty, and if done prior to June 30, 2002, or if the maturity date is extended, per the above, December 31, 2002, then all interest paid will be deemed a reduction of the principal.

g.      Congress Financial Corporation (Congress) Amendment

On July 3, 2001, the Company signed a seventh amendment to an Amended and Restated Loan and Security Agreement with Congress that was dated April 25, 2000, that extended the term of the agreement to May 31, 2002, unless the underlying agreement between Deutsche Financial Services Corporation (DFS), the Company's inventory flooring lender, and the Company expires earlier. Subsequently, DFS also extended their flooring line until May 31, 2002.

This amendment redefines the Maximum Credit with reference to the revolving Loans and the Letter of Credit Accommodations to be $18 million. The interest rate will be 2% per annum above Congress's Prime Rate, but in the event of default, by the Company, the rate will be increased to 3% until the default is corrected.

Pursuant to the terms of the agreement, the Company is required to maintain minimum EBITDA (earnings before interest, taxes, depreciation and amortization) amounts, of $100,000 for the months of August and September 2001. For the months ending between October 2001 and May 2002, minimum EBITDA levels are to be maintained from $400,000 to $750,000. Failure to meet these levels will not necessarily be deemed in default of the amendment until 30 days after the month end, provided the Company supplies such information requested by Congress and takes measures to assure Congress of its credit-worthiness. The Company is currently in compliance with these covenants.

The Company is also required to pay an extension and amendment fee of $200,000 to Congress. This fee is due in equal installments of $50,000 each with the first payment being made at the execution of the amendment, and then on the 15th of each month from August through October 2001.

h.      Los Angeles Unified School District (LAUSD) Contract Assignment

In mid-2000 the Company was awarded a contract to perform approximately $56 million in work for the Los Angeles Unified School District (LAUSD). This contract required the Company to wire 102 schools for Internet access and provide appropriate computer hardware to these schools. This work required the Company to undertake computer service work, construction-type work and the management of subcontractors. While some of the work required under this contract was outside of its usual core business, there was a significant amount related to the supply of computer hardware, which is more typical of its normal business. The work outside of its normal business was mostly performed by subcontractors and required a reliance on positive cash flow and scheduled billings and payments by the LAUSD. Due to the timing of payments under the contract, the Company's cash flow position and that of its subcontractors was negatively affected. In early 2001, LAUSD notified the Company that it was seriously deficient under certain portions of the contract, primarily those dealing with the timing of subcontractor payments and work on certain school sites. While management put into place what it believed to be a comprehensive plan to address LAUSD's concerns, the Company was unable to address the concerns to the satisfaction of either LAUSD or its management. In July 2001, with the consent of LAUSD, the Company assigned its rights and obligations under the LAUSD contract to Pacific Bell/SBC Data Comm.

Under this assignment, Pacific Bell agreed to complete the contract and hire the Company to perform certain work under the contract as a Pacific Bell subcontractor. The assignment generally relieved the Company of its obligations to LAUSD but the Company remains liable for the correction of certain deficient work done prior to the assignment. The Company is currently working in conjunction with Pacific Bell to complete this remedial work. Management believes that a majority of the costs associated with the correction of deficiencies will be borne by the subcontractors at minimal additional cost to the Company. However, the Company has retained certain employees in an effort to wind down this contract. The Company has recorded a loss on the LAUSD contract of $1.1 million for the year ended December 31, 2000. The loss includes all costs associated with services provided under the contract, services provided to wind down the contract and estimates for potential legal costs and vendor settlements. Management believes that the reserves for losses associated with this contract as of December 31, 2000 are adequate. The Company expects resolution of all material outstanding issues to be resolved by the end of first quarter, 2002.

i. Sub lease

The Company leases approximately 23,089 square feet of space in Manhattan Beach, California (directly across the street from the Company's headquarters), which housed the warehousing, distribution, data processing and finance operations prior to the restructuring. This lease expires on January 31, 2005. The Company has sublet this space beginning October 15, 2001. However, given changing market conditions since the space was initially leased, the sublet will not fully cover the lease costs and will fall short by approximately $388,000 over the remaining life of the lease.

j. Termination of Senior of Vice President

In early March 2001 the Company terminated the employment contract with a Senior Vice President for cause. The Company reached a negotiated settlement with him in September 2001 whereby the Company agreed to pay him $62,500 for his legal and other expenses and to transfer to him the rights to the Kennsco lease portfolio, net of the associated borrowings against the portfolio. The Company estimates the net asset value of this lease portfolio to be approximately $268,000.

k. New employment contracts

In February 2001, the Company entered into a new employment contract with the CEO. This contract, which is effective June 1, 2001, changed the minimum salary level as well as the bonus structure, as defined in the agreement. In addition, this new employment contract grants to the CEO, subject to shareholder approval, a one-time issuance of 2,000,000 options for the purchase of the Company's common shares. The options shall be valued at the closing bid price of the Company's common shares on February 23, 2001 of $0.4375 per share, shall have a six year term and shall be immediately vested. In addition, the contract provides for payment terms to reduce the principal amounts outstanding under any notes that he has outstanding to the Company.

In February 2001, the Company amended the employment contract of the President. This contract changed the minimum salary level as well as the bonus structure, as defined in the agreement. The amended contract also grants to the President, subject to shareholder approval, a one time issuance of 1,500,000 options to purchase shares of the Company's common stock. The exercise price of such options shall be $0.4375, the closing bid price of the Company's common stock on February 23, 2001. The options shall vest over a three year period as defined in the agreement.

l.      Key Employees

On December 20, 2001 the Company's Board of Directors approved that certain key employees and consultants be granted severance in order to retain their services in light of ongoing recapitalization efforts. With the exception of one consultant the severance arrangement calls for each employee to receive one year's salary payable over one year, or two years under certain circumstances, if there is a change of control of the ownership of the Company, or if the Company elects to dismiss the employee without cause. These arrangements shall continue through December 31, 2002. In the consultant's case he would receive an amount equal to six months of consulting fees immediately prior to his termination, also to be paid over twelve months.

m.      Related Party Transactions

In December 2001, with the consent of Congress Financial, the Company's Board of Directors agreed to extend the maturity date of two notes due from Mr. Rechtman totaling approximately $165,000 from December 31, 2001 to July 31, 2002.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors
  Of Wareforce.com

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II- Valuation and Qualifying Accounts is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

Arthur Andersen LLP

Los Angeles, California
December 13, 2001

                               Wareforce.Com, Inc.
                  Schedule II Valuation and Qualifying Accounts
              For the Fiscal Years Ended December 31, 2000 and 1999

                           Balance at                                                   Balance at
                          Beginning of    Acquisition                                     End of
                             Period       of Business     Additions     Deductions        Period
                          ------------    -----------     ---------     ----------      ----------
Fiscal year 2000:
Allowance for
    doubtful accounts        356,930           --        1,809,277       (870,248)      1,295,959

Fiscal year 1999:
Allowance for
    doubtful accounts        450,600        136,425        400,796       (630,922)        356,930
